Form 10-Q
period 2014-03-31
ADM ENDEAVORS, INC.
filed 2014-05-14
CIK 1588014

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-191618

_____________________________________

ADM ENDEAVORS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-0459323 (I.R.S. Employer Identification Number)
2021 N 3rd St., Bismarck, ND (Address of principal executive offices)	58501 (Zip Code)
(701) 226-9058 (registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 14, 2014, the registrant had outstanding 117,795,000 shares of common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADM ENDEVOURS, INC. CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
Assets:	2014	2013
Current Assets
Cash	$20,243	$38,879
Total Current Assets	20,243	38,879

Properties and Equipment, net	37,279	3,068

Total Assets	$57,522	$41,947

Liabilities:
Current Liabilities
Accrued Expenses	$145,490	$144,035
Note Payable	30,015	—
Total Current Liabilities	175,505	144,035

Total Liabilities	175,505	144,035

Stockholders' Deficit:
Preferred Stock; par value $0.001 authorized 80,000,000
shares, Issued 0 shares, respectively	—	—
Common Stock; par value $0.001 authorized 800,000,000
shares, Issued 117,795,000, respectively	117,795	117,795
Additional Paid in Capital	12,595,705	12,595,705
Accumulated Deficit	(12,831,483)	(12,815,588)
Total Stockholders' Deficit	(117,983)	(102,088)
Total Liabilities and Stockholders' Deficit	$57,522	$41,947

The accompanying notes are an integral part of these financial statements.

ADM ENDEVOURS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Sales	$45,084	$32,418
Cost of Goods Sold	15,913	6,131

Gross Margin	29,171	26,287

Operating Expenses:
General and Administrative	18,445	1,788
Officer Compensation	18,000	18,000
Travel	8,621	—
Total Operating Expenses	45,066	19,788

Operating Income (Loss)	(15,895)	6,499

Gain (Loss) Before Taxes	(15,895)	6,499

Income Tax Provisions	—	—

Net Income (Loss)	$(15,895)	$6,499

Gain (Loss) per Share, Basic & Diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding	117,795,000	115,545,000

The accompanying notes are an integral part of these financial statements.

ADM ENDEVOURS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(15,895)	$6,499
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	814	230
Change in Operating Assets & Liabilities:
Increase in Accrued Expenses	1,455	9,880
Net Cash Provided (Used) from Operating Activities	(13,626)	16,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(35,025)	—
Net Cash Used by Investing Activities	(35,025)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	30,015	—
Proceeds from Shareholder Loan	—	5,925
Payments on Shareholder Loan	—	(15,950)
Net Cash Provided (Used) by Financing Activities	30,015	(10,025)

Net (Decrease) Increase in Cash	(18,636)	6,584
Cash at Beginning of Period	38,879	11,362
Cash at End of Period	$20,243	$17,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ADM ENDEAVORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

We began operations in 1988, under the ownership and control of Ardell Mees, who provided installation services to grocery decor design companies. As our reputation for excellent workmanship has grown, we have expanded our operations to serve a larger geographic region. On January 4, 2001, we incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC, a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises, LLC became a wholly owned subsidiary of Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises, LLC on July 1, 2008. All business operations are those solely of the Company’s wholly owned subsidiary ADM Enterprises, LLC.

In May of 2013, the Company amended its Articles of Incorporation to provide for an increase in its’ authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 at a par value of $0.001 per share.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying unaudited quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report included in Form S-1 as filed with the SEC on April 23, 2014.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC as of March 31, 2014 and 2013 for the periods then ended. All intercompany balances and transactions have been eliminated.

Going Concern

The Company has generated limited profits and may experience losses in the near term. We will be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. As of March 31, 2014, we had an accumulated deficit of $12,831,483. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. An active market for an asset or liability is a market in which transactions for the asset or liability occur with significant frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and December 31, 2013 and 2012.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, respectively, using the market and income approaches.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, such as intellectual property, are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of March 31, 2014 and December 31, 2013.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition, the Company records allowances for accounts receivable that are estimated to not be collected.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505,Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

 Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were potentially no dilutive shares outstanding as of March 31, 2014 and December 31, 2013.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

We have decided to take advantage of the exemptions provided to emerging growth companies under the JOBS Act and as a result our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, delay compliance with new or revised accounting standards that have different effective dates for public and private companies until they are made applicable to private companies.

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of their current executive officers, employees and key personnel. The loss of any of the senior management or key employees could significantly and negatively impact the business until adequate replacements can be identified and put in place.

NOTE 3 – SHARE EXCHANGE AGREEMENT

On July 1, 2008 the Company executed a share exchange agreement with ADM Enterprises LLC whereby the Company acquired all of the outstanding stock of ADM Enterprises LLC for 10,000,000 newly issued shares of the Company’s common stock. As a result, ADM Enterprises LLC became a wholly owned subsidiary of the Company.

The Company shares the same officers, Ardell Mees and Tammera Mees, with ADM Enterprises LLC. Since the share exchange agreement was between related parties, there was no goodwill or excess consideration recorded.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
Equipment	$14,825	$14,825
Automobile	89,125	54,100
Less: Accumulated Depreciation	(66,671)	(65,857)
Property and Equipment, net	$37,279	$3,068

Depreciation expense

Depreciation expense for the three months ended March 31, 2014 and 2013 was $814 and $230, respectively.

NOTE 5 – COMMITMENTS & CONTINGENCIES

Employment Agreement

On January 3, 2013, the Company executed a 2 year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. For the three months ended March 31, 2014 and 2013 the Company paid $16,545 and $0 to Mr. Mees in officer compensation.

NOTE 6 – RELATED PARTY TRANSACTIONS

Free office space provided by chief executive officer

The Company has been provided office space by its chief executive officer Ardell Mees at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Share exchange agreement

On July 1, 2008 the Company executed a share exchange agreement with ADM Enterprises LLC whereby the Company acquired all of the outstanding stock of ADM Enterprises LLC for 10,000,000 newly issued shares of the Company’s common stock. As a result, ADM Enterprises LLC became a wholly owned subsidiary of the Company. The Company shares the same officers, Ardell Mees and Tammera Mees, with ADM Enterprises LLC. Since the share exchange agreement was between related parties, there was no goodwill or excess consideration recorded.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common and preferred shares authorized

The Company was incorporated on January 4, 2001, at which time the Company authorized 300,000,000 shares of common Stock with $0.001 par value and 30,000,000 shares of preferred Stock with $0.001 par value.

In May of 2013, the Company amended its Articles of Incorporation to provide for an increase in its’ authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 at a par value of $0.001 per share.

On June 5, 2013, the Company designated 80,000,000 preferred shares as Series A Convertible Preferred Stock which has the voting power equal to 100 common shares per each share of preferred stock. Each Series A Convertible Preferred Stock is convertible into 10 common shares at any time by the holder.

Preferred shares issued

On June 10, 2013, the Company issued 20,000,000 Series A Convertible Preferred Shares to its CEO, Ardell Mees, for executive services performed on behalf of the Company. On September 20, 2013, the Company canceled the 20,000,000 preferred shares to Ardell Mees. The Board of Director’s believes it is in the Company’s best interest to cancel the 20,000,000 preferred shares because they would substantially dilute the market value of the Company’s stock if converted to common shares.

Common shares issued

On June 7, 2013, the Company issued 2,250,000 shares to a Calvin Mees, a related party consultant, for various services performed which include the development of a business plan for the expansion of the Company’s operations, preparation of news releases, investor affairs, and other business related services. The shares were valued at $0.001 per share which resulted in the Company recording a consulting expense of $2,250. The consulting services provided were completed by June 30, 2013. The consultant is a related party to the Company as he is the brother of Ardell, Mees, the Company’s CEO. The Company has had no recent sales of stock for cash nor has the Company had an independent valuation of the Company’s stock price. Therefore, management valued the shares at par value $0.001.

The Company did not issue any new shares of stock in the three months ended March 31, 2014.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the financial statements which are included in this Report. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report.

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, all refer to ADM Endeavors, Inc. as of the date of this report.

To effectuate our business plan during the next twelve months, we must increase our current customer base, as well as acquire additional employees and equipment so that we may accommodate our expanded customer base. We anticipate that we will establish an online presence to increase our market visibility and corporate recognition by the second quarter of 2014, through our websites, www.admendeavors.com and www.admenterprises.net, which are currently under construction. We believe we can establish our industry presence and stimulate interest by constructing a trade show booth to market our services when we attend annual grocer tradeshows and conventions.

Going Concern

The Company’s independent auditor included an explanatory paragraph in their audit report for the years ended December 31, 2013 and 2012 with respect to the Company’s ability to continue as a going concern.

Results of operations for the three months ended March 31, 2014 and 2013

Revenues for the three months ended March 31, 2014 were $45,084 compared to $32,418 for the three months ended March 31, 2013 which was an increase of $12,666. The increase in revenues was the result of the Company executing more design contracts due to its increased efforts to competitively bid on contracts. The Company is refining its bidding technique and believes in the long run it will be able to obtain more contracts than its competitors and provide a better service using its expertise and deep knowledge of the industry. The Company has been successful in driving sales through its main customer Associated Wholesale Grocers. Revenues from Associated Wholesale Grocers made up approximately 93% of total revenues.

Currently, the Company has to travel to and from its only office in North Dakota to the mid-west to bid and compete for sales. The Company hopes to expand operations by opening a satellite office in the mid-western region whereby we could aggressively bid on projects easier and more efficiently. The Company also plans to mitigate the uncertainty of the U.S. economy by increasing its customer base to include mid-sized grocery chains as well.

The large national supermarket chains usually remodel their stores every (4) four to (6) six years. The Company has noticed that national chains will more typically begin remodeling projects in the second half of the year, with completion before the holiday season. The majority of the Company’s revenues are derived from Super Valu, Inc or Associated Wholesale Grocers which are 2 of many interior grocery store décor design companies. The contracts we are awarded can be anywhere from 1 week to 1 month, depending on how large the store is. It normally takes 21-30 days upon completion of projects to be paid in full.

Below is a list of planned district offices for the company and the geographical areas they will serve. Through the Company’s efforts to go public and enter the equities markets, the Company is seeking to secure additional funds from outside investors to execute its planned expanded operations in the near future. The Company has not entered into any agreements, verbal or written, with regards to securing additional funding necessary to finance planned future operations. It should be noted, that any funds raised in this offering will not go to the Company but to the CEO of the Company, Ardell Mees. In the past, Mr. Mees has funded shortfalls in capital through short term shareholder loans which bear no interest and are payable on demand. As of the date of this prospectus, there is a zero shareholder loan balance. There is currently no agreement with Mr. Mees to fund the Company with funds raised through this offering. It is estimated that each of the Company’s five targeted expansion areas will require approximately $200,000 each in startup capital for a total of $1,000,000 over a 2 year rollout period.

District Location	Geographic Area	Target Date
Kansas City, MO	Missouri, Kansas, Oklahoma, Arkansas	9-1-14
Minneapolis, MN	Minnesota, Iowa, Wisconsin, Northern Illinois, and the UP of Michigan	3-1-15
Denver, CO	Colorado, Wyoming, Western Nebraska, and Western Kansas	9-1-15
Chicago, Ill	Illinois, Indiana, Michigan, and Eastern Wisconsin	3-1-16
Spokane, WA	Washington, California, Idaho, and Montana	9-1-16

Cost of Revenues

The gross margin for the three months ended March 31, 2014 was 65% of sales compared to 81% for the three months ended March 31, 2013. The decrease in gross margin was due to higher costs associated with hiring additional subcontractors to complete a major project. The Company closely monitors its cost of revenues and anticipates the gross margin will decrease in the next two years as the Company expands operations. The Company believes once it gets a foothold in the mid-west with its proposed satellite office, it will generate higher revenues while increasing the current gross margin. Currently, the Company has a high travel cost due to the distance to jobsites and potential customers. With an investment in a satellite office, the Company will be able to lower its travel expenses. Currently, the greatest costs of revenues are subcontracting fees and travel costs to the mid-western USA where a majority of the large customers are located. The Company plans to hire and train a few select sales managers who would work out of the satellite office. They will then be closer to the action where they can efficiently oversee future projects. Currently, the executives of the Company are traveling long distances to oversee the majority of the larger job sites.

Operating Activities

For the three months ended March 31, 2014 and 2013

Total operating loss for the three months ended March 31, 2014 was $15,895 as compared to the operating income for the three months ended March 31, 2013 of $6,499 which was a decrease in income of $22,394. The decrease in income was nominal as the Company’s operating costs are relatively constant.

General and administrative expense were $18,445 for the three months ended March 31, 2014 as compared to $1,788 for the three months ended March 31, 2013, resulting in an increase of $16,657. The increase was due to additional costs related to administrative duties.

Officer compensation was $18,000 for the three months ended March 31, 2014 as compared to $18,000 for the three months ended March 31, 2013. This compensation expense pertains to the employment agreement with the Company’s chief executive officer.

Liquidity and Capital Resources

For the three months ended March 31, 2014 and 2013

Our cash balance is $20,243 as of March 31, 2014 as compared to $38,879 as of March 31, 2013. Management believes it will need additional funding to support operating activities in the next twelve months if the Company is to execute its planned future operations which will require it to hire and train future sales managers to work from a satellite office in the mid-western United States. Management believes this will strategically position the Company to increase revenues while controlling travel costs.

As of March 31, 2014, total current assets were $20,243 as compared to $38,879 at March 31, 2013. The decrease of $18,636 was from the cash balance entirely.

As of March 31, 2014, total current liabilities were $175,505 as compared to $144,035 at March 31, 2013. The increase was from the accrued salary to the Company’s Chief Executive Officer.

Operating Activities

During the three months ended March 31, 2014, net cash used by operating activities was $13,626 as compared to the net cashed provided by operating activities for the three months ended March 31, 2013 of $16,609.

Financing Activities

During the three months ended March 31, 2014, net cash used provided by financing activities were $30,015 which was entirely from a note payable executed with the purchase of an automobile. During the three months ended March 31, 2013, net cash used by financing activities were $10,025 which consisted of $5,925 in proceeds from shareholder loans and $15,950 in payments toward shareholder loans.

Through the Company’s efforts to go public and enter the equities markets, the Company is seeking to secure additional funds from outside investors to execute its planned expanded operations in the near future. The Company has not entered into any agreements, verbal or written, with regards to securing additional funding necessary to finance planned future operations. In the past, Mr. Mees has funded shortfalls in capital through short term shareholder loans which bear no interest and are payable on demand. As of the date of this prospectus, there is a zero shareholder loan balance. There is currently no agreement with Mr. Mees to fund the Company with funds raised through this offering. It is estimated that each of the Company’s five targeted expansion areas will require approximately $200,000 each in start-up capital for a total of $1,000,000 over a 2 year rollout period.

Seasonality

The large national supermarket chains usually remodel their stores every (4) four to (6) six years. The Company has noticed that national chains will more typically begin remodeling projects in the second half of the year, with completion before the holiday season.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher. We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier’s domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2013.

Item 4. Controls and Procedures.

See Item 4(T) below.

Item 4(T). Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2014 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

ADM Endeavors, Inc. is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not already been reported.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		S-1		3.1	10/8/2013
3.2	By-Laws		S-1		3.2	10/8/2013
3.3	Preferred stock designation		S-1		3.3	3/19/14
10.1	Share Purchase Agreement		S-1		10.1	10/8/2013
10.3	Employment agreement with Ardell Mees dated January 3, 2011		S-1		10.3	1/23/14
10.4	Employment agreement with Ardell Mees dated January 3, 2013		S-1		10.4	1/23/14
10.5	Consulting agreement with Calvin Mees dated May 20, 2012		S-1		10.5	1/23/14
10.6	Consulting agreement with Calvin Mees dated May 20, 2013		S-1		10.6	1/23/14
10.7	Amendment to employment agreement, exhibit 10.4		S-1		10.7	3/19/14
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM ENDEAVORS, INC.

Date: May 12, 2014	By:	/s/ Ardell Mees
Ardell Mees Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Date: May 12, 2014	By:	/s/ Tammera Mees Tammera Mees Secretary, Principal Accounting Officer and Director

