Form 10-Q
period 2014-06-30
ADM ENDEAVORS, INC.
filed 2014-08-14
CIK 1588014

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 12, 2014, the registrant had outstanding 117,795,000 shares of common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADM ENDEVOURS, INC. CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
Assets:	2014	2013
Current Assets
Cash	$16,951	$38,879
Total Current Assets	16,951	38,879

Properties and Equipment, net	35,298	3,068

Total Assets	$52,249	$41,947

Liabilities:
Current Liabilities
Accrued Expenses	$141,490	$144,035
Note Payable	29,084	—
Total Current Liabilities	170,574	144,035

Total Liabilities	170,574	144,035

Stockholders' Deficit:
Preferred Stock; par value $0.001 authorized 80,000,000
shares, Issued 0 shares, respectively	—	—
Common Stock; par value $0.001 authorized 800,000,000
shares, Issued 117,795,000, respectively	117,795	117,795
Additional Paid in Capital	12,595,705	12,595,705
Accumulated Deficit	(12,831,825)	(12,815,588)
Total Stockholders' Deficit	(118,325)	(102,088)
Total Liabilities and Stockholders' Deficit	$52,249	$41,947

 The accompanying notes are an integral part of these unaudited financial statements.

ADM ENDEVOURS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$60,017	$24,846	$105,101	$57,264
Cost of Revenues	14,402	13,743	30,315	19,874

Gross Margin	45,615	11,103	74,786	37,390

Operating Expenses:
General and Administrative	24,560	21,435	43,005	22,075
Consulting	—	22,250	—	22,250
Officer Compensation	18,000	18,000	36,000	36,000
Travel	3,091	5,489	11,712	6,637
Total Operating Expenses	45,651	67,174	90,717	86,962

Operating Income (Loss)	(36)	(56,071)	(15,931)	(49,572)

Other Expenses
Interest Expense	306	—	306	—
Total Expenses	306	—	306	—

Gain (Loss) Before Taxes	(342)	(56,071)	(16,237)	(49,572)

Income Tax Provisions	—	—	—	—

Net Income (Loss)	$(342)	$(56,071)	$(16,237)	$(49,572)

Gain (Loss) per Share, Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	117,795,000	115,832,500	117,795,000	115,545,000

The accompanying notes are an integral part of these unaudited financial statements

ADM ENDEVOURS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(16,237)	$(49,572)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	—	22,250
Depreciation	2,795	460
Change in Operating Assets & Liabilities:
Increase in Accrued Expenses	(2,545)	36,000
Net Cash Provided (Used) from Operating Activities	(15,987)	9,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(35,025)	—
Net Cash Used by Investing Activities	(35,025)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	30,015	—
Payments on note payable	(931)
Proceeds from Shareholder Loan	—	5,925
Payments on Shareholder Loan	—	(16,087)
Net Cash Provided (Used) by Financing Activities	29,084	(10,162)

Net (Decrease) Increase in Cash	(21,928)	(1,024)
Cash at Beginning of Period	38,879	11,362
Cash at End of Period	$16,951	$10,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$306	$—
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ADM ENDEAVORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC as of June 30, 2014 and December 31, 2013 for the periods then ended. All intercompany balances and transactions have been eliminated.

Going Concern

The Company has generated limited profits and may experience losses in the near term. We will be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. As of June 30, 2014, we had an accumulated deficit of $12,831,825. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and December 31, 2013 and 2012.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, respectively, using the market and income approaches.

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2014 and December 31, 2013.

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

There were potentially no dilutive shares outstanding as of June 30, 2014 and December 31, 2013.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
Equipment	$14,825	$14,825
Automobile	89,125	54,100
Less: Accumulated Depreciation	(68,652)	(65,857)
Property and Equipment, net	$35,298	$3,068

Depreciation expense

Depreciation expense for six three months ended June 30, 2014 and 2013 was $2,795 and $460, respectively.

NOTE 5 – NOTE PAYABLE

On March 3, 2014, the Company purchased a 2010 RV Heartland Road Warrior to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,025 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of June 30, 2014, the Company has a note payable balance of $29,084.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Employment Agreement

On January 3, 2013, the Company executed a 2 year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. For the six months ended June 30, 2014 and 2013 the Company accrued $36,000 in compensation expense to Mr. Mees in officer compensation. In the six months ended June 30, 2014 and 2013, the Company made cash payments to Mr. Mees against his accrued salary in the amounts of $38,545 and $0.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

The Company did not issue any new shares of stock in the three months ended June 30, 2014.

NOTE 9 – SUBSEQUENT EVENTS

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

Results of operations for the three months ended June 30, 2014 and 2013

Revenues for the three months ended June 30, 2014 were $60,017 compared to $24,846 for the three months ended June 30, 2013 which was an increase of $35,171. The increase in revenues was the result of the Company executing more design contracts due to its increased efforts to competitively bid on contracts. The Company is refining its bidding technique and believes in the long run it will be able to obtain more contracts than its competitors and provide a better service using its expertise and deep knowledge of the industry. The Company has been successful in driving sales through its main customer Associated Wholesale Grocers. Revenues from Associated Wholesale Grocers made up approximately 79% of total revenues for the six months ended June 30, 2014.

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

Cost of Revenues

The gross margin for the three months ended June 30, 2014 was 76% of sales compared to 47% for the three months ended June 30, 2013. The increase in gross margin was due to less subcontractor costs associated with major projects. The Company closely monitors its cost of revenues and anticipates the gross margin will decrease in the next two years as the Company expands operations. The Company believes once it gets a foothold in the mid-west with its proposed satellite office, it will generate higher revenues while increasing the current gross margin. Currently, the Company has a high travel cost due to the distance to jobsites and potential customers. With an investment in a satellite office, the Company will be able to lower its travel expenses. Currently, the greatest costs of revenues are subcontracting fees and travel costs to the mid-western USA where a majority of the large customers are located. The Company plans to hire and train a few select sales managers who would work out of the satellite office. They will then be closer to the action where they can efficiently oversee future projects. Currently, the executives of the Company are traveling long distances to oversee the majority of the larger job sites.

Operating Activities for the three months ended June 30, 2014 and 2013

Total operating loss for the three months ended June 30, 2014 was $36 as compared to the operating loss for the three months ended June 30, 2013 of $56,071 which was a decrease of $56,035. The decrease in operating loss due to higher revenues and less non-cash stock for services expense.

General and administrative expense were $24,560 for the three months ended June 30, 2014 as compared to $21,435 for the three months ended June 30, 2013, resulting in an increase of $3,125. The increase was due to additional costs related to administrative duties.

Officer compensation was $18,000 for the three months ended June 30, 2014 as compared to $18,000 for the three months ended June 30, 2013. This compensation expense pertains to the employment agreement with the Company’s chief executive officer.

Results of operations for the six months ended June 30, 2014 and 2013

Revenues for the six months ended June 30, 2014 were $105,101 compared to $57,264 for the six months ended June 30, 2013 which was an increase of $47,837. The increase in revenues was the result of the Company executing more design contracts due to its increased efforts to competitively bid on contracts. The Company is refining its bidding technique and believes in the long run it will be able to obtain more contracts than its competitors and provide a better service using its expertise and deep knowledge of the industry. The Company has been successful in driving sales through its main customer Associated Wholesale Grocers. Revenues from Associated Wholesale Grocers made up approximately 88% of total revenues for the six months ended June 30, 2014.

Cost of Revenues

The gross margin for the six months ended June 30, 2014 was 71% of sales compared to 65% for the six months ended June 30, 2013. The increase in gross margin was due to less subcontractor costs associated with major projects. The Company closely monitors its cost of revenues and anticipates the gross margin will decrease in the next two years as the Company expands operations. The Company believes once it gets a foothold in the mid-west with its proposed satellite office, it will generate higher revenues while increasing the current gross margin. Currently, the Company has a high travel cost due to the distance to jobsites and potential customers. With an investment in a satellite office, the Company will be able to lower its travel expenses. Currently, the greatest costs of revenues are subcontracting fees and travel costs to the mid-western USA where a majority of the large customers are located. The Company plans to hire and train a few select sales managers who would work out of the satellite office. They will then be closer to the action where they can efficiently oversee future projects. Currently, the executives of the Company are traveling long distances to oversee the majority of the larger job sites.

Operating Activities for the six months ended June 30, 2014 and 2013

Total operating loss for the six months ended June 30, 2014 was $15,931 as compared to the operating loss for the six months ended June 30, 2013 of $49,572 which was a decrease of $33,641. The decrease in operating loss due to higher revenues and less non-cash stock for services expense.

General and administrative expense were $43,005 for the six months ended June 30, 2014 as compared to $22,075 for the six months ended June 30, 2013, resulting in an increase of $20,930. The increase was due to additional costs related to administrative duties.

Officer compensation was $36,000 for the six months ended June 30, 2014 as compared to $36,000 for the six months ended June 30, 2013. This compensation expense pertains to the employment agreement with the Company’s chief executive officer.

Liquidity and Capital Resources

For the six months ended June 30, 2014 and 2013

Our cash balance is $16,951 as of June 30, 2014 as compared to $38,879 as of December 31, 2013. Management believes it will need additional funding to support operating activities in the next twelve months if the Company is to execute its planned future operations which will require it to hire and train future sales managers to work from a satellite office in the mid-western United States. Management believes this will strategically position the Company to increase revenues while controlling travel costs.

As of June 30, 2014, total current assets were $16,951 as compared to $38,879 at December 31, 2013. The decrease of $21,928 was from the cash balance entirely.

As of June 30, 2014, total current liabilities were $170,574 as compared to $144,035 at December 31, 2013. The increase was from the accrued salary to the Company’s Chief Executive Officer and note payable.

Operating Activities

During the six months ended June 30, 2014, net cash used by operating activities was $15,987 as compared to the net cashed provided by operating activities for the six months ended June 30, 2013 of $9,138.

Financing Activities

During the six months ended June 30, 2014, net cash provided by financing activities were $29,084 which was from a note payable executed with the purchase of an automobile and $931 in payments against the note payable. During the six months ended June 30, 2013, net cash used by financing activities were $10,162 which consisted of $5,925 in proceeds from shareholder loans and $16,087 in payments toward shareholder loans.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2014 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

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

ADM ENDEAVORS, INC.

Date: August 14, 2014.

By /s/ Ardell Mees

Ardell Mees, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

By /s/ Tammera Mees

Tammera Mees, Secretary, Principal Accounting Officer and Director

