Form 10-Q
period 2014-09-30
ADM ENDEAVORS, INC.
filed 2014-11-14
CIK 1588014

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 12, 2014, the registrant had outstanding 117,795,000 shares of common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADM ENDEVOURS, INC. CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
Assets:	2014	2013
Current Assets
Cash	$22,917	$38,879
Total Current Assets	22,917	38,879

Properties and Equipment, net	33,317	3,068

Total Assets	$56,234	$41,947

Liabilities:
Current Liabilities
Accrued Expenses	$150,668	$144,035
Note Payable	28,144	—
Total Current Liabilities	178,812	144,035

Total Liabilities	178,812	144,035

Stockholders' Deficit:
Preferred Stock; par value $0.001 authorized 80,000,000
shares, Issued 0 shares, respectively	—	—
Common Stock; par value $0.001 authorized 800,000,000
shares, Issued 117,795,000, respectively	117,795	117,795
Additional Paid in Capital	12,595,705	12,595,705
Accumulated Deficit	(12,836,078)	(12,815,588)
Total Stockholders' Deficit	(122,578)	(102,088)
Total Liabilities and Stockholders' Deficit	$56,234	$41,947

The accompanying notes are an integral part of these unaudited financial statements.

ADM ENDEVOURS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$36,147	$44,766	$141,248	$102,030
Cost of Revenues	8,745	12,461	39,060	32,335

Gross Margin	27,402	32,305	102,188	69,695

Operating Expenses:
General and Administrative	10,420	7,067	53,425	55,778
Consulting	—	20,900	—	23,150
Officer Compensation	18,000	18,000	54,000	54,000
Travel	2,939	7,059	14,651	7,059
Total Operating Expenses	31,359	53,026	122,076	139,987

Operating Income (Loss)	(3,957)	(20,721)	(19,888)	(70,292)

Other Expenses
Interest Expense	296	—	602	—
Total Expenses	296	—	602	—

Gain (Loss) Before Taxes	(4,253)	(20,721)	(20,490)	(70,292)

Income Tax Provisions	—	—	—	—

Net Income (Loss)	$(4,253)	$(20,721)	$(20,490)	$(70,292)

Gain (Loss) per Share, Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	117,795,000	117,795,000	117,795,000	116,496,287

 The accompanying notes are an integral part of these unaudited financial statements.

ADM ENDEVOURS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(20,490)	$(70,292)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	—	22,250
Depreciation	4,776	689
Change in Operating Assets & Liabilities:
Increase in Accrued Expenses	6,633	52,780
Net Cash Provided (Used) from Operating Activities	(9,081)	5,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(35,025)	—
Net Cash Used by Investing Activities	(35,025)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	30,015	—
Payments on note payable	(1,871)	—
Proceeds from Shareholder Loan	—	16,087
Payments on Shareholder Loan	—	(16,087)
Net Cash Provided (Used) by Financing Activities	28,144	—

Net (Decrease) Increase in Cash	(15,962)	5,427
Cash at Beginning of Period	38,879	11,362
Cash at End of Period	$22,917	$16,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$602	$—
Franchise and Income Taxes	$—	$—

 The accompanying notes are an integral part of these unaudited financial statements.

ADM ENDEAVORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC as of September 30, 2014 and December 31, 2013 for the periods then ended. All intercompany balances and transactions have been eliminated.

Going Concern

The Company has generated limited profits and may experience losses in the near term. We will be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. As of September 30, 2014, we had an accumulated deficit of $12,836,078. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and December 31, 2013 and 2012.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, respectively, using the market and income approaches.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2014 and December 31, 2013.

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

There were potentially no dilutive shares outstanding as of September 30, 2014 and December 31, 2013.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2014 and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
Equipment	$14,825	$14,825
Automobile	89,125	54,100
Less: Accumulated Depreciation	(70,633)	(65,857)
Property and Equipment, net	$33,317	$3,068

Depreciation expense

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $4,776 and $689, respectively.

NOTE 5 – NOTE PAYABLE

On March 3, 2014, the Company purchased a 2010 RV Heartland Road Warrior to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of September 30, 2014, the Company has a note payable balance of $28,144.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Employment Agreement

On January 3, 2013, the Company executed a 2 year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. For the nine months ended September 30, 2014 and 2013 the Company accrued $54,000 in compensation expense to Mr. Mees in officer compensation. In the nine months ended September 30, 2014 and 2013, the Company made cash payments to Mr. Mees against his accrued salary in the amounts of $47,547 and $0.

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

The Company did not issue any new shares of common stock in the nine months ended September 30, 2014.

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

Results of operations for the three months ended September 30, 2014 and 2013

Revenues for the three months ended September 30, 2014 were $36,147 compared to $44,766 for the three months ended September 30, 2013 which was a decrease of $8,619. The decrease in revenues was the result of the Company executing less design contracts. The Company is refining its bidding techniques and believes in the long run it will be able to obtain more contracts than its competitors and provide a better service using its expertise and deep knowledge of the industry. The Company has been successful in driving sales through its main customer Associated Wholesale Grocers. Revenues from Associated Wholesale Grocers made up approximately 86% of total revenues for the three months ended September 30, 2014.

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

Cost of Revenues

The gross margin for the three months ended September 30, 2014 was 76% of sales compared to 72% for the three months ended September 30, 2013. The increase in gross margin was due to less subcontractor costs associated with major projects. The Company closely monitors its cost of revenues and anticipates the gross margin will decrease in the next two years as the Company expands operations. The Company believes once it gets a foothold in the mid-west with its proposed satellite office, it will generate higher revenues while increasing the current gross margin. Currently, the Company has a high travel cost due to the distance to jobsites and potential customers. With an investment in a satellite office, the Company will be able to lower its travel expenses. Currently, the greatest costs of revenues are subcontracting fees and travel costs to the mid-western USA where a majority of the large customers are located. The Company plans to hire and train a few select sales managers who would work out of the satellite office. They will then be closer to the action where they can efficiently oversee future projects. Currently, the executives of the Company are traveling long distances to oversee the majority of the larger job sites.

Operating Activities for the three months ended September 30, 2014 and 2013

Total operating loss for the three months ended September 30, 2014 was $3,957 as compared to the operating loss for the three months ended September 30, 2013 of $20,721 which was a decrease of $16,764. The decrease in operating loss was due to less consulting fees.

General and administrative expense were $10,420 for the three months ended September 30, 2014 as compared to $7,067 for the three months ended September 30, 2013, resulting in an increase of $3,353. The increase was due to additional costs related to administrative duties.

Consulting was $0 for the three months ended September 30, 2014 as compared to $20,900 for the three months ended September 30, 2013. The decrease in consulting fees was due to the Company not contracting with any new consultants in 2014.

Officer compensation was $18,000 for the three months ended September 30, 2014 as compared to $18,000 for the three months ended September 30, 2013. This compensation expense pertains to the employment agreement with the Company’s chief executive officer.

Travel expenses were $2 939 for the three months ended September 30, 2014 as compared to $7,059 for the three months ended September 30, 2013. The decrease in travel costs was primarily due to the contracted locations being closer to our headquarters.

Results of operations for the nine months ended June 30, 2014 and 2013

Revenues for the nine months ended September 30, 2014 were $141,248 compared to $102,030 for the nine months ended September 30, 2013 which was an increase of $39,218. The increase in revenues was the result of the Company executing more design contracts due to its increased efforts to competitively bid on contracts. The Company is refining its bidding technique and believes in the long run it will be able to obtain more contracts than its competitors and provide a better service using its expertise and deep knowledge of the industry. The Company has been successful in driving sales through its main customer Associated Wholesale Grocers. Revenues from Associated Wholesale Grocers made up approximately 89% of total revenues for the nine months ended September 30, 2014.

Cost of Revenues

The gross margin for the nine months ended September 30, 2014 was 72% of sales compared to 68% for the nine months ended September 30, 2013. The increase in gross margin was due to less subcontractor costs associated with major projects. The Company closely monitors its cost of revenues and anticipates the gross margin will decrease in the next two years as the Company expands operations. The Company believes once it gets a foothold in the mid-west with its proposed satellite office, it will generate higher revenues while increasing the current gross margin. Currently, the Company has a high travel cost due to the distance to jobsites and potential customers. With an investment in a satellite office, the Company will be able to lower its travel expenses. Currently, the greatest costs of revenues are subcontracting fees and travel costs to the mid-western USA where a majority of the large customers are located. The Company plans to hire and train a few select sales managers who would work out of the satellite office. They will then be closer to the action where they can efficiently oversee future projects. Currently, the executives of the Company are traveling long distances to oversee the majority of the larger job sites.

Operating Activities for the nine months ended September 30, 2014 and 2013

Total operating loss for the nine months ended September 30, 2014 was $19,888 as compared to the operating loss for the nine months ended September 30, 2013 of $70,292 which was a decrease of $50,404. The decrease in operating loss due to higher revenues and less non-cash stock for services expense.

General and administrative expense were $53,425 for the nine months ended September 30, 2014 as compared to $55,778 for the nine months ended September 30, 2013, resulting in a decrease of $2,353. The decrease was minimal due to less cost related to administrative duties.

Consulting was $0 for the nine months ended September 30, 2014 as compared to $20,900 for the nine months ended September 30, 2013. The decrease in consulting fees was due to the Company not contracting with any new consultants in 2014.

Travel expenses were $14 651 for the nine months ended September 30, 2014 as compared to $7,059 for the nine months ended September 30, 2013. The decrease in travel costs was primarily due to the contracted locations being closer to our headquarters.

Officer compensation was $54,000 for the nine months ended September 30, 2014 as compared to $54,000 for the nine months ended September 30, 2013. This compensation expense pertains to the employment agreement with the Company’s chief executive officer.

Liquidity and Capital Resources

For the nine months ended September 30, 2014 and 2013

Our cash balance is $22,917 as of September 30, 2014 as compared to $38,879 as of December 31, 2013. Management believes it will need additional funding to support operating activities in the next twelve months if the Company is to execute its planned future operations which will require it to hire and train future sales managers to work from a satellite office in the mid-western United States. Management believes this will strategically position the Company to increase revenues while controlling travel costs.

As of September 30, 2014, total current assets were $22,917 as compared to $38,879 at December 31, 2013. The decrease of $15,962 was from the cash balance entirely.

As of September 30, 2014, total current liabilities were $178,812 as compared to $144,035 at December 31, 2013. The increase was from the accrued salary to the Company’s Chief Executive Officer and note payable.

Operating Activities

During the nine months ended September 30, 2014, net cash used by operating activities was $9,081 as compared to the net cashed provided by operating activities for the nine months ended September 30, 2013 of $5,427.

Financing Activities

During the nine months ended September 30, 2014, net cash provided by financing activities were $28,144 which was from a $30,015 note payable executed with the purchase of an automobile and $1,871 in payments against the note payable. During the nine months ended September 30, 2013, net cash used by financing activities were $-0- which consisted of $16,087 in proceeds from shareholder loans and $16,087 in payments toward shareholder loans.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2014 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		S-1		3.1	10/8/2013
3.2	By-Laws		S-1		3.2	10/8/2013
3.3	Preferred stock designation		S-1		3.3	3/19/2014
10.1	Share Purchase Agreement		S-1		10.1	10/8/2013
10.3	Employment agreement with Ardell Mees dated January 3, 2011		S-1		10.3	1/23/14
10.4	Employment agreement with Ardell Mees dated January 3, 2013		S-1		10.4	1/23/14
10.5	Consulting agreement with Calvin Mees dated May 20, 2012		S-1		10.5	1/23/14
10.6	Consulting agreement with Calvin Mees dated May 20, 2013		S-1		10.6	1/23/14
10.7	Amendment to employment agreement, exhibit 10.4		S-1		10.7	3/19/14
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM ENDEAVORS, INC.

Date: November 14, 2014.

By /s/ Ardell Mees

Ardell Mees, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

By /s/ Tammera Mees

Tammera Mees, Secretary, Principal Accounting Officer and Director

