Form 10-K
period 2014-12-31
ADM ENDEAVORS, INC.
filed 2015-03-31
CIK 1588014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2014

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 333-191618
ADM ENDEAVORS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	45-0459323
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2021 N 3rd St., Bismarck, ND	58501
(Address of Principal Executive Offices)	(Zip Code)

(701) 226-9058
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014:  $117,795.

As of March 31, 2015, the issuer had 117,795,000 shares of its common stock issued and outstanding, par value $0.001 per share.

PART I

Forward-Looking Information

This Annual Report of ADM Endeavors, Inc.  on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

BACKGROUND

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

CURRENT BUSINESS OPERATIONS

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

We provide customized construction and installation of grocery store decor for both new and renovated grocery stores. Our service and expertise include the installation of grocery checkout stands, grid ceilings, cart-stops, shelving, customer service counter, office cabinetry and other grocery store equipment and fixtures. Our clients primarily consist of design companies, most of whom are subsidiaries of major retail grocery chains, or are affiliated with Associated Wholesale Grocers, the nation's second largest retailer-owned grocery wholesaler. We believe that our success is the result of both our quality installation of grocery equipment and fixtures, and high level of personal service that we provide to our customers. We receive bid requests from all regions of the United States. Therefore, we are seeking to expand our operations to service additional geographic areas.

In 2013 the majority of our contracts have been in the Midwestern United States including North Dakota, Kansas, Minnesota, Missouri, Oaklahoma and Texas. Over the past 25 years, ADM has completed projects in 25 States including N.D., S.D., MN., MT., NB., WY., KS., CO., OK., IL., ID., IN., IA., AK., MS., TX., TN., KY., MI, OH., PA., CA., NV., and FL.

The main focus of our expansion plan includes primarily the Midwestern United States including the states of N.D., S.D., MN., IA., WI., WY., NB., and KS., as well as some southern states such as TX., OK., MS., and KS.

To effectuate our business plan during the next twelve months, we must increase our current customer base, as well as acquire additional employees and equipment so that we may accommodate our expanded customer base. We anticipate that we will establish an online presence to increase our market visibility and corporate recognition. We believe we can establish our industry presence and stimulate interest by constructing a trade show booth to market our services when we attend annual grocer tradeshows and conventions.

Use of Grocery Decor Installation Services in the Construction and Remodeling Industry has grown tremendously in recent years. The retail grocery industry is highly competitive and requires constant innovations to attract and retain customers. Accordingly, neighborhood markets battle for patrons by catering to customers' desires for a modern, clean, and convenient shopping experience. Grocery stores, therefore, typically renovate every five to six years to maintain a new image.

In the past, store workers, painters or carpenters installed decor items. However, as the designs and materials became increasingly elaborate, the need for specialized and experienced installers grew. The installation process requires that an installer have special knowledge of various aspects of construction, including framing, finishing, and remodeling. Additionally, knowledge of standards for product usage, hanging methods and quality control are extremely helpful. As a result of the frequency of store renovations, coupled with the complexity of the items being installed secures the demand for custom installation services.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding pertaining to the Company.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not done in the ordinary course of business pertaining to the Company.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Employees

The Company only has one employment agreement with its chief executive officer and chief financial officer. On January 3, 2013, the Company executed a 2 year employment agreement with Ardell D. Mees, the Company’s chief executive officer and chief financial officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

 ITEM 1A. RISK FACTORS

An investment in these securities involves an exceptionally high degree of risk and is extremely speculative in nature. Following are what we believe are all the material risks involved if you decide to purchase shares in this offering.

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

Risks Relating To Our Business

Our operating results will be difficult to predict and fluctuations in them may cause volatility in the price of our shares.

Given the nature of the grocery store markets in which we compete, our revenues and profitability may be difficult to predict for many reasons, including the following:

•
Operating results may be highly dependent on the volume and timing of orders received from retailers seeking construction and installation of grocery store decor during any one quarter, which are difficult to forecast. Customers generally order on an as-needed basis and we typically will not obtain firm, long-term purchase commitments from our customers. As a result, our revenues in any quarter will depend primarily on orders received during that quarter.

•
We must incur a large portion of our costs in advance of orders because we must plan research and production, and installation, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. This will make it difficult for us to adjust our costs in response to a revenue shortfall, which could adversely affect our operating results.

Construction and production capacities that do not match demand for our products could result in lost sales or in a reduction in our gross margins.

Our industry is characterized by frequent new product and or design introductions, short-term customer commitments and volatile changes in demand. We will determine capacities based on our forecasts of demand for our services and products. Actual demand for our services and products will depend on many factors, which will make it difficult to forecast. The following problems could occur as a result of these differences:

•
If demand for our products is below our forecasts, we could produce excess personnel or have excess installation capacity. Excess personnel could negatively impact our cash flows and could result in higher construction, installation and design costs.

•
If demand for our products exceeds our forecasts, we could have to rapidly ramp up production. We will also depend on suppliers and manufacturers to provide components and sub-assemblies. As a result, we may not be able to increase our production levels to meet unexpected demand and could lose sales in the short term while we try to increase production. If customers turn to competitive sources of supply to meet their needs, our revenues could be adversely affected.

•
Rapidly increasing our production levels to meet unanticipated grocery customer demand could result in higher costs for grocery components and sub-assemblies, increased expenditures for freight to expedite delivery of grocery materials or finished goods, and higher overtime costs and other expenses. These higher expenditures could result in lower gross margins.

If we do not timely introduce successful grocery store designs and products, our business and operating results could suffer.

The market for our services and products is characterized by rapidly evolving industry standards, short product life cycles and frequent new product introductions. As a result, we must continually introduce new products and technologies and enhance existing products in order to remain competitive. The success of our new products will depend on several factors, including our ability to: (i) anticipate technology and grocery store market trends; (ii) timely develop innovative new products and enhancements for grocery stores; (iii) distinguish our products from those of our competitors; (iv) manufacture and deliver high-quality products and provide high-quality services; and (v) price our products and services competitively.

Our failure to manage growth could harm it.

We intend to significantly expand the number and types of grocery stock products and services we will sell and we will endeavor  to further expand our service and product portfolio.  This expansion may place a significant strain on our management, operations and resources. Specifically, the areas that may be strained most by our growth will include the following:

•
New product and service launch. With the growth of our service and product portfolio, we may experience increased complexity in coordinating product development, installation and commissioning. As the complexity increases, it may place a strain on our ability to accurately coordinate the commercial launch of our services and products with adequate support to meeting anticipated customer demand. If we are unable to scale and improve our product and installation launch coordination, we could frustrate our customers and lose earned space and product sales.

•
Forecasting, planning and supply chain logistics. With the growth of our product portfolio, we may also experience increased complexity in forecasting grocery customer demand and in planning for production and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve them, the consequences could include delays in shipment of product, degradation in levels of customer support, lost sales and increased inventory. These difficulties could harm or limit our ability to expand.

If we do not compete effectively, demand for our grocery store products and installations could decline and our business and operating results could be adversely affected.

Our industry is intensely competitive. It is characterized by a trend of slowly rising average selling prices in the grocery market, and continual performance enhancements and new features, as well as rapid adoption of technological and product advancements by competitors in its grocery store market. Also, aggressive industry pricing practices and downward pressure on margins may result in increased price competition from both our primary competitors as well as from less established ones. If we do not continue to distinguish our grocery store products and installations through distinctive, technologically advanced features, design and services, as well as continue to build and strengthen our brand recognition, our business could be harmed. If we do not otherwise compete effectively, demand for our products will decline, our gross margins could decrease, we would lose market share, and our revenues could decline.

We depend on OEMs (original equipment manufacturers) and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives.

The primary suppliers of the components which we install in grocery stores are also the largest source of our contracts. They include DGS of Salt Lake City Utah which is a division of Supervalue stores with 3,400 stores with whom we have been working with for the past 25 years since 1988. DGS of Kansas City, Kansas is a division of Associated Wholesale Grocers with 2,900 stores which we have been working with for the last 19 years and Reso/Nantz International of Lubbock, Texas whom we have worked with since 2005. Within the areas of The United States in which ADM operates, these three companies would be considered the most prominent manufacturers of interior grocery store decor components.

Original component manufacturers and contractors produce our product lines. Our reliance on them will involve significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and discontinuance of the contractors’ assembly processes.  Financial instability of our manufacturers or contractors could result in us having to find new suppliers, which could increase our costs and delay our product and installation deliveries. These manufacturers and contractors may also choose to discontinue building its products for a variety of reasons. Consequently, we may experience delays in the timeliness, quality and adequacy in product and installation deliveries, any of which could harm our business and operating results.

We may purchase key grocery store components and products from single or limited sources, and our business and operating results could be harmed if supply were delayed or constrained or if there were shortages of required components.

Lead times for materials and components ordered by us or our contract manufacturers can vary significantly and depend on factors, such as the specific supplier, contract terms and demand for a grocery store component at a given time. We do not have any established contractual relations with our suppliers for key grocery store components. From time to time, we may thus experience supply shortages and fluctuations in component prices. While we will try to manage our component levels through the purchase of buffer stock, there is no guarantee that we will be able to maintain the inventory levels sufficient to meet our product demand. In addition, we may be at risk for these components if our customers reject or cancel orders unexpectedly or with inadequate notice.

Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner could delay shipment and installation of our products or increase our production or installation costs, which could have an adverse impact on our business, financial condition and operating results.

We may purchase some products and some key components used in our grocery store products from single or limited sources. If the supply of these products or key components were to be delayed or constrained, we may be unable to find a new supplier on acceptable terms or at all or our new and existing product shipment could be delayed. Any of this could harm our business, financial condition and operating results.

Our introduction of any new grocery store product lines may consume significant resources and not result in significant future revenues.

We may expand our grocery store product offerings with new product lines that are outside of our traditional areas of expertise. To accomplish this, we will need to commit resources to develop, sell and market these new products. With limited experience in these grocery store product lines and because these products may be based on technologies that are new to us, it may be difficult for us to accurately anticipate and forecast revenues, customer support costs and product returns. Our investments in the development and marketing of new lines of grocery store products could produce higher costs without a proportional increase in revenues.

We may be unable to protect our proprietary rights.

Our future success depends in part on our proprietary technology, technical know-how and other intellectual property. We rely on intellectual property laws, confidentiality procedures and contractual provisions, such as nondisclosure terms, to protect our intellectual property. Others may independently develop similar technology, duplicate our products, or design around our intellectual property rights. In addition, unauthorized parties may attempt to copy aspects of our product and installation services or to obtain and use information that we regard as proprietary. Any of these events could significantly harm our business, financial condition and operating results.

We may also reliance on technologies that we acquire from others. We may rely on third parties for further required technologies. We may purchase a computer's logic component or other technological devices from outside sources and will need to pay annual fees to enable us to get updates'/upgrades and technical support to the logic portion of the system or device. We may find it necessary or desirable in the future to obtain licenses or other rights relating to one or more if our products or to current or future technologies. These licenses or other rights may not be available on commercially reasonable terms or at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, financial condition and operating results. Moreover, the use of intellectual property licensed from third parties may limit our ability to protect the proprietary rights in our products.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, delay compliance with new or revised accounting standards that have different effective dates for public and private companies until they are made applicable to private companies, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any September 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. We have decided to take advantage of the exemptions provided to emerging growth companies and as a result our financial statements may not be comparable to companies that comply with public company effective dates. In addition, some investors might find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of Ardell Mees, our Chief Executive Officer and Chief Financial Officer and member of our Board. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

We may be unable to attract and retain the skilled employees needed to sustain and grow our business.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive team and employees, who generally have significant experience with our Company and within the construction and installation of grocery store decor industry. Our success will also depend largely on our ability to attract and retain highly qualified interior decoration engineers and construction contractors and general corporate management personnel. We may find difficulties in locating and hiring qualified grocery store decor personnel and in retaining such personnel once hired, which may materially and adversely affect our business.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.

We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

Any existing indebtedness could adversely affect our financial condition and we may not be able to fulfill our debt obligations.

Any proposed indebtedness may contain various covenants that may limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or make other distributions to our stockholders; (iii) make restricted payments; (iv) engage in transactions with affiliates; and (v) enter into proposed business transactions or combinations. These restrictions could limit our ability to withstand general economic downturns that could affect our business, obtain future financing, make acquisitions or capital expenditures, conduct operations or otherwise capitalize on business opportunities that may arise. Additionally, if we incur substantial debt for working capital purposes, we may use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes.

We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. If our cash flow is inadequate to make interest and principal payments on our debt, we might have to refinance our indebtedness or issue additional equity or other securities and may not be successful in those efforts or may not obtain terms favorable to us. Additionally, our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding, is dependent, in part, on our credit ratings, which may be adversely affected if we experience declining service revenue. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The company currently maintains its’ principle office at 2021 N. 3rd St. Bismarck, N.D 58501. At this location Ardell D. Mees provides 2 office spaces for the exclusive use of the company. No monthly fee is being charged to the company as management believes such cost is nominal and so forth does not recognize any rent expense in the financial statements. The company rents 1 storage unit for exclusive use of the company in Mandan, N.D for a total cost of $1,560 per year

ITEM 3. LEGAL PROCEEDINGS

There are no current, past, pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company accepted effective status as a reporting company on September 18, 2013 through the filing of an S-1 registration statement with the Securities and Exchange Commission. As of the filing date, there is no market for the Company's stock.  The Company is working with a market maker and is planning to submit its application to FINRA to acquire a ticker symbol in the near future. The Company plans on listing the stock for quotation on the Over-The-Counter Bulletin Board and will submit an application with FINRA for the trading symbol MTMI.

HOLDERS

The approximate number of stockholders of record at December 31, 2014 is 41.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

We do not have any equity compensation plans. We do not have any warrants issued or outstanding.

RECENT SALES OF UNREGISTREED SECURITIES

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

The Company did not issue any new shares of common stock in the year ended December 31, 2014.

At the date of this filing, the Company had 117,795,000 share of common stock outstanding, respectively.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2014, we had no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-K.

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

Going concern

The Company’s independent auditor included an explanatory paragraph in their audit report for the years ended December 31, 2014 and 2013 with respect to the Company’s ability to continue as a going concern.

Current and planned operations

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

Below is a list of planned district offices for the company and the geographical areas they will serve. Through the Company’s efforts to go public and enter the equities markets, the Company is seeking to secure additional funds from outside investors to execute its planned expanded operations in the near future. The Company has not entered into any agreements, verbal or written, with regards to securing additional funding necessary to finance planned future operations. Moreover, there are no agreements in place with any officer of the Company nor with outside entities to fund the Company if it were to have a shortfall in capital. It is estimated that each of the Company’s five targeted expansion areas will require approximately $200,000 each in startup capital for a total of $1,000,000 over a 2 year rollout period.

District Location	Geographic Area	Target Date
Kansas City, MO	Missouri, Kansas, Oklahoma, Arkansas	6-1-15
Minneapolis, MN	Minnesota, Iowa, Wisconsin, Northern Illinois, and the UP of Michigan	9-1-15
Denver, CO	Colorado, Wyoming, Western Nebraska, and Western Kansas	12-1-15
Chicago, Ill	Illinois, Indiana, Michigan, and Eastern Wisconsin	6-1-16
Spokane, WA	Washington, California, Idaho, and Montana	9-1-16

Results of operations for the years ended December 31, 2014 and 2013

Revenues for the year ended December 31, 2014 were $210,633 compared to $243,927 for the year ended December 31, 2013 which was a decrease of $33,294. The decrease in revenues was the result of the Company executing less design contracts. The Company is refining its bidding technique and believes in the long run it will be able to obtain more contracts than its competitors and provide a better service using its expertise and deep knowledge of the industry. The Company has been successful in driving sales through its main customer Associated Wholesale Grocers. Revenues from Associated Wholesale Grocers made up approximately 88% of total revenues for the years ended December 31, 2014.

Cost of Revenues

The gross margin for the year ended December 31, 2014 was 68% of sales compared to 66% for the year ended December 31, 2013. The increase in gross margin was due to less subcontractor costs associated with major projects. The Company closely monitors its cost of revenues and anticipates the gross margin will decrease in the next two years as the Company expands operations. The Company believes once it gets a foothold in the mid-west with its proposed satellite office, it will generate higher revenues while increasing the current gross margin. Currently, the Company has a high travel cost due to the distance to jobsites and potential customers. With an investment in a satellite office, the Company will be able to lower its travel expenses. Currently, the greatest costs of revenues are subcontracting fees and travel costs to the mid-western USA where a majority of the large customers are located. The Company plans to hire and train a few select sales managers who would work out of the satellite office. They will then be closer to the action where they can efficiently oversee future projects. Currently, the executives of the Company are traveling long distances to oversee the majority of the larger job sites.

Operating Expenses

General and administrative expense were $51,844 for the year ended December 31, 2014 as compared to $55,197 for the year ended December 31, 2013, resulting in a decrease of $3,353. The decrease was minimal due to less cost related to administrative duties.

Consulting was $5,000 for the year ended December 31, 2014 as compared to $2,250 for the year ended December 31, 2013. The increase in consulting fees was from an outside third party accounting firm.

Officer compensation was $86,439 for the year ended December 31, 2014 as compared to $72,000 for the year ended December 31, 2013 which was an increase of $14,439. The increase in officer compensation expense was due to compensation paid to our Secretary whom is also the wife of our chief executive officer. The Company has an employment agreement with its chief executive officer for an annual salary of $72,000.

Travel expenses were $20,502 for the year ended December 31, 2014 as compared to $22,528 for the year ended December 31, 2013. The decrease in travel costs was primarily due to the contracted locations being closer to our headquarters.

Operating Loss

Total operating loss for the year ended December 31, 2014 was $20,647 as compared to the operating gain for the year ended December 31, 2013 of $8,490 which was an increase in operating loss of $29,137. The increase in operating loss was due to less revenue and less non-cash stock for services expense.

Liquidity and Capital Resources

For the years ended December 31, 2014 and 2013

Our cash balance is $11,009 as of December 31, 2014 as compared to $38,879 as of December 31, 2013. Management believes it will need additional funding to support operating activities in the next twelve months if the Company is to execute its planned future operations which will require it to hire and train future sales managers to work from a satellite office in the mid-western United States. Management believes this will strategically position the Company to increase revenues while controlling travel costs.

As of December 31, 2014, total current assets were $11,009 as compared to $38,879 at December 31, 2013. The decrease of $27,870 was from the cash balance entirely.

As of December 31, 2014, total current liabilities were $163,402 as compared to $144,035 at December 31, 2013. The increase of $19,367 was from mainly due to the note payable for the purchase of an automobile.

Operating Activities

During the year ended December 31, 2014, net cash used by operating activities was $20,049 which consisted of a net loss of $21,536; offset by depreciation expense of $9,324, $10,000 of accounts payable and $17,837 of accrued salary. Net cashed provided by operating activities for the year ended December 31, 2013 of $27,517 which consisted of net income of $8,490; offset by $2,250 of stock for services expense, $919 of depreciation expense and $15,858 of accrued salary.

Investing Activities

During the year ended December 31, 2014, net cash used by investing activities was $35,025 which consisted of the purchase of an automobile.

During the year ended December 31, 2013, net cash used by investing activities was $-0-.

Financing Activities

During the year ended December 31, 2014, net cash provided by financing activities were $27,204 which was from a $30,015 note payable executed pursuant to the purchase of an automobile and $2,811 in payments against the note payable. During the year ended December 31, 2013, net cash used by financing activities were $-0-.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC as of December 31, 2014 and December 31, 2013 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

IITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

TERRY L. JOHNSON, CPA
406 Greyford Lane
Casselberry, Florida 32707
Phone 407-721-4753
Fax/Voice Message 866-813-3428
E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
ADM Endeavors, Inc.,

I have audited the accompanying balance sheets of ADM Endeavors, Inc. as of December 31, 2014 and 2013 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits.  I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADM Endeavors, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

Emphasis of Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA
Casselberry, Florida
March 31, 2015

ADM ENDEAVORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Assets:	2014	2013
Current Assets
Cash	$11,009	$38,879
Total Current Assets	11,009	38,879

Properties and Equipment, net	28,769	3,068

Total Assets	$39,778	$41,947

Liabilities:
Current Liabilities
Accounts Payable	$10,000	$-
Accrued Salary	126,198	144,035
Note Payable	27,204	-
Total Current Liabilities	163,402	144,035

Total Liabilities	163,402	144,035

Stockholders' Deficit:
Preferred Stock; par value $0.001 authorized 80,000,000
shares, Issued 0 shares, respectively	-	-
Common Stock; par value $0.001 authorized 800,000,000
shares, Issued 117,795,000, respectively	117,795	117,795
Additional Paid in Capital	12,595,705	12,595,705
Accumulated Deficit	(12,837,124)	(12,815,588)
Total Stockholders' Deficit	(123,624)	(102,088)
Total Liabilities and Stockholders' Deficit	$39,778	$41,947

The accompanying notes are an integral part of these audited financial statements.

ADM ENDEAVORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013
Revenues	$210,633	$243,927
Cost of Revenues	67,495	83,462

Gross Margin	143,138	160,465

Operating Expenses:
General and Administrative	46,844	55,197
Consulting	10,000	2,250
Officer Compensation	86,439	72,000
Travel	20,502	22,528
Total Operating Expenses	163,785	151,975

Operating Income (Loss)	(20,647)	8,490

Other Expenses
Interest Expense	889	-
Total Expenses	889	-

Gain (Loss) Before Taxes	(21,536)	8,490

Income Tax Provisions	-	-

Net Income (Loss)	$(21,536)	$8,490

Gain (Loss) per Share, Basic & Diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding	117,795,000	116,824,533

The accompanying notes are an integral part of these audited financial statements.

ADM ENDEAVORS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' DEFICIT

					Additional
	Preferred	Preferred	Common	Common	Paid in	Accumulated
	Shares	Stock	Shares	Stock	Capital	Deficit	Total
Balance December 31, 2010	-	$-	115,545,000	$115,545	$12,595,705	$(12,769,370)	$(58,120)

Net loss for the year			-	-	-	(42,501)	(42,501)
Balance December 31, 2011	-	-	115,545,000	115,545	12,595,705	(12,811,871)	(100,621)

Net loss for the year			-	-	-	(12,207)	(12,207)
Balance December 31, 2012	-	-	115,545,000		12,595,705	(12,824,078)	(112,828)

Preferred stock issued for services	20,000,000	20,000	-	-	-	-	20,000
Preferred stock cancelled	(20,000,000)	(20,000)	-	-	-	-	(20,000)
Stock issued for services	-	-	2,250,000	2,250	-	-	2,250
Net income for the year ended	-	-	-	-	-	8,490	8,490
Balance December 31, 2013	-	-	117,795,000	2,250	12,595,705	(12,815,588)	(102,088)

Net loss for the year ended	-	-	-	-	-	(21,536)	(21,536)
Balance December 31, 2014	-	$-	117,795,000	$2,250	$12,595,705	$(12,837,124)	$(123,624)

The accompanying notes are an integral part of these financial statements.

ADM ENDEAVORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net Income (Loss) for the Period	$(21,536)	$8,490
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	2,250
Depreciation	9,324	919
Change in Operating Assets & Liabilities:
Increase in Accounts Payable	10,000	-
Increase in Accrued Salary	(17,837)	15,858
Net Cash Provided (Used) from Operating Activities	(20,049)	27,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(35,025)	-
Net Cash Used by Investing Activities	(35,025)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	30,015	-
Payments on note payable	(2,811)	-
Proceeds from Shareholder Loan	-	-
Payments on Shareholder Loan	-	-
Net Cash Provided (Used) by Financing Activities	27,204	-

Net (Decrease) Increase in Cash	(27,870)	27,517
Cash at Beginning of Period	38,879	11,362
Cash at End of Period	$11,009	$38,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$889	$-
Franchise and Income Taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

ADM ENDEAVORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC as of December 31, 2014 and December 31, 2013 for the periods then ended. All intercompany balances and transactions have been eliminated.

Going Concern

The Company has generated limited profits and may experience losses in the near term. We will be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. As of December 31, 2014, we had an accumulated deficit of $12,837,124. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and December 31, 2013 and 2012.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013, respectively, using the market and income approaches.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2014 and December 31, 2013.

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

There were potentially no dilutive shares outstanding as of December 31, 2014 and December 31, 2013.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2014 and December 31, 2013, consisted of the following:

	December 31, 2014	December 31, 2013
Equipment	$14,825	$14,825
Automobile	89,125	54,100
Less: Accumulated Depreciation	(75,181)	(65,857)
Property and Equipment, net	$28,769	$3,068

Depreciation expense

Depreciation expense for the years ended December 31, 2014 and 2013 was $9,324 and $919, respectively.

NOTE 5 – NOTE PAYABLE

On March 3, 2014, the Company purchased a 2010 RV Heartland Road Warrior to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of December 31, 2014, the Company has a note payable balance of $27,204.

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

Employment Agreement

On January 3, 2013, the Company executed a 2 year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. For the years ended December 31, 2014 and 2013 the Company accrued $72,000 in compensation expense to Mr. Mees in officer compensation. In the years ended December 31, 2014 and 2013, the Company made cash payments to Mr. Mees against his accrued salary in the amounts of $89,838 and $47,547.

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

The Company did not issue any new shares of common stock in the year ended December 31, 2014.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.  On January 3, 2015, the Company renewed its employment agreement with its chief executive officer Ardell Mees for another two years.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 22, 2014, the Company accepted the resignation of Patrick Rodgers, CPA, P.A. (“Rodgers”) from his engagement to be the independent certifying accountant for the Company.

Effective March 6, 2014, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Patrick Rodgers, CPA, PA. due to Rogers’ violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Rogers’ clients; the Registrant was not one of the clients for which Rogers was sanctioned. You can find a copy of the order at http://pcaobus.org/Enforcement/Decisions/Documents/2014_Rodgers.pdf

The audit report of Rodgers on the Company's financial statements for the fiscal years ended December 31, 2012 and 2011 and through January 22, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2012 and 2011 fiscal years and through the date of March 6, 2014,  there were no disagreements with Rodgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Rodgers, would have caused Rodgers to make reference to the subject matter of the disagreements in connection with their report, and there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 22, 2014, the Company’s Board of Directors approved the engagement of Terry L. Johnson, CPA, as the Company's independent accountant effective immediately to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2012 and 2011 through January 22, 2014 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Rodgers or a reportable event with respect to Rodgers.

The Company provided Patrick Rodgers, CPA, PA with an exhibit 16.1 letter to sign but the firm refused to sign the letter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our Chief Executive Officer performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2014.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;


Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer believe that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

●
Deficiencies in segregation of duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●
Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers. Also the principal offices and positions with us held by each person and the date such person became our director, executive officer. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, director nominees.

Name	Age	Position
Ardell Mees	57	Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Tammera Anne Mees	52	Secretary, Principle Accounting Officer and Member of the Board of Directors
Larry Aamold	52	Director
Charmaine Matteis	29	Director

Biographical Information for Ardell Mees

Ardell D. Mees has been our Chief Executive Officer, Chief Financial Officer, Treasurer and Director since our inception. Mr. Mees originally founded our company’s original predecessor, ADM Enterprises, a Sole Proprietorship, in 1988. At all times, in the 25 year history of this company, Mr. Mees has maintained and has been responsible for all the day-to-day operations of the Company. In 2006, our company redomiciled to the State of Nevada and changed our name to ADM Endeavors, Inc. Mr. Mees has specialized training as a decor installation contractor. He acts as Chief Installer on a majority of our installation projects. He is responsible for securing and maintaining relationships with our contracted grocers, design firms and remodelers. Mr. Mees maintains the upkeep of the installation equipment and vehicles. Additionally Mr. Mees is responsible for transporting the company vehicles and utility trailers, with tools and parts, to and from job sites across the United States. He also maintains the Company vehicles, customer accounts, and handles all public relations with clients. In addition, Mr. Mees coordinates and oversees all onsite installations, and is responsible for the costing and bidding process. The attributes and experience Mr. Mees possesses makes him a valuable Director of the Company.

Biographical Information for Tammera Anne Mees

Tammera Mees has been the Company’s Secretary, Principle Accounting Officer and Director since its inception. Her duties for the last 23 years have included managing the Company’s finances which include but are not limited to; processing accounts receivable, accounts payable, project estimating, bidding and scheduling. Tammera Mees attended the University of North Dakota studying Business Management and has had 27 years of office management experience that gives her the necessary experience to keep the business well managed and coordinated. Tammera has worked onsite with Ardell on many projects since 1990 and understands the project requirements and timelines giving her an advantage of estimating the projects accordingly. Tammera’s vast knowledge and expertise in the interior design industry allows her to be a valuable officer and director of the Company.

Biographical Information for Larry Aamold

Larry Aamold was appointed to the Board of Director in June of 2013. Since 1989, Larry has worked as a self-employed construction contractor under the name Larry Aamold Construction. Larry’s experience ranges from framing houses to finish work and commercial construction. Since1989, Larry has subcontracted installation work through ADM and has worked on numerous projects for ADM since that time. Larry has first hand knowledge of the installation techniques and standards of ADM. He has successfully managed many of ADM’s projects with multiple crew members. Larry was brought onto the Board of Directors to take advantage of his vast construction expertise and knowledge as the company expands. Larry will assist in managing and supervisation of additional construction crews in the Company’s planned expansion of operations.

Biographical Information for Charmaine Matteis

Charmaine Matteis was appointed to the Board of Director’s in June of 2013. From 2003 to present, she has managed three Comfort Inn properties in Bismarck, ND. In this position she oversees and is responsible for all day to day operations of the three properties which include employee supervision, payroll, financial reporting, and finances. Since 2010 Charmaine has assisted the Company with all aspects of the Company’s books and records and required filings with the State and tax returns. Charmaine’s back office experience combined with her ability to manage multiple locations will be invaluable to the company’s Board of Directors. Charmaine will assist in managing the additional personnel, records, payroll and other filings needed once the Company expands with its future planned operations.

CORPORATE GOVERNANCE

Committees

Our board of directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the board of director’s composition and our relatively limited operations, the board of directors believes it is able to effectively manage the issues normally considered by such committees. Our board of directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert

The Company does not currently have an Audit Committee.

Code of Ethics

The Company has not adopted a Code of Ethics.

Director Independence

None of our directors are deemed independent. Our directors also hold positions as officers.

ITEM 11. EXECUTIVE COMPENSATION

The current Board of Directors is comprised of Ardell Mees, Tammera Mees, Larry Aamold, and Chramaine Matteis.

The following table summarizes compensation paid to our named executive officers for the years ended December 31, 2014 and 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer/Chief Financial Officer and Secretary.

Name and principal position		Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ardell Mees,	(1)	2014	$72,000	17,838	-	$-	-	$-	$-	$89,838
CEO, CFO and Director		2013	$72,000	-	-	$-	-	$-	$20,000	$92,000

Tammera Mees,		2014	$14,439	-	-	$-	-	$-	$-	$14,439
Secretary, CAO and Director		2013	$-	-	-	$-	-	$-	$-	$-

Larry Aamold,		2014	$-	-	-	$-	-	$-	$-	$-
Director		2013	$-	-	-	$-	-	$-	$-	$-

Chramaine		2014	$-	-	-	$-	-	$-	$-	$-
Matteis, Director		2013	$-	-	-	$-	-	$-	$-	$-

(1)
Ardell Mees received 20,000,000 preferred shares in June of 2013 for services performed on behalf of the Company. The shares were later canceled in December of 2013. The shares were valued at par $0.001 which resulted in a $20,000 compensation expense and is shown under all other compensation.

Employment Agreements

On January 3, 2013, the Company executed a 2 year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees will receive an annual base salary of $72,000. For the years ended December 31, 2014 and 2013 the Company accrued a salary to Mr. Mees in the amount of $72,000. For the years ended December 31, 2014 and 2013, the Company actually paid Mr. Mees $89,838 and $67,524 against his accrued salary.

On February 6, 2014, the employment agreement dated January 3, 2013, referenced above, was amended (see Exhibit 10.7 of this registration statement) to remove Sections 3(d), (e), and (f) of the agreement. Prior to the amendment of the employment agreement, Mr. Mees was not paid any bonuses or commissions pursuant to the applications of Sections 3(d) through (f) of the agreement.

Retirement

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Stock Option Plans

There are no stock option plans.

Board of Directors

The Company’s Board of Director’s are not compensated for their services nor are they reimbursed for any costs incurred while performing their duties.

OUTSTANDING EQUITY AWARDS

As of December 31, 2014, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Ardell Mees, CEO and Director	-	-	-	-	-	-	-	-	-

Tammera Mees, Secretary, CAO and Director	-	-	-	-	-	-	-	-	-

Larry Aamold, Director	-	-	-	-	-	-	-	-	-

Chramaine Matteis, Director	-	-	-	-	-	-	-	-	-

STOCK OPTIONS.

No grants of stock options or stock appreciation rights were made during the year ended December 31, 2014.

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 30, 2015, we had 117,795,000 shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 30, 2015 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2021 N 3rd St., Bismarck, ND 58501.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
	Officers and Directors

Common Stock	Ardell Mees, CEO, CFO and Director (2)	43,000,000	36.5%

Common Stock	Tammera Mees, Secretary, CAO and Director (2)	22,000,000	18.7%

Common Stock	Larry Aamold, Director (2)	-	0.0%

Common Stock	Chramaine Matteis, Director (2)	-	0.0%

Common Stock	All directors and named executive officers as a group (3 persons)	65,000,000 shares	55.2%

(1) (2)
Percentage of beneficial ownership of our common stock is based on 117,795,000 shares of common stock outstanding as of the date of the filing.
Unless otherwise indicated, the business address of each person listed is in care of 2021 N 3rd St., Bismarck, ND 58501.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Employment Agreement

On January 3, 2013, the Company executed a 2 year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. For the year ended December 31, 2014 and 2013 the Company accrued $72,000 in compensation expense to Mr. Mees in officer compensation. In the year ended December 31, 2014 and 2013, the Company made cash payments to Mr. Mees against his accrued salary in the amounts of $89,838 and $47,547.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees incurred for the fiscal years ended December 31, 2014 and 2013 were $10,000. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal years ended December 31, 2014 and 2013, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		S-1		3.1	10/8/2013
3.2	By-Laws		S-1		3.2	10/8/2013
3.3	Preferred stock designation		S-1		3.3	3/19/14
10.1	Share Purchase Agreement		S-1		10.1	10/8/2013
10.3	Employment agreement with Ardell Mees dated January 3, 2011		S-1		10.3	1/23/14
10.4	Employment agreement with Ardell Mees dated January 3, 2013		S-1		10.4	1/23/14
10.5	Consulting agreement with Calvin Mees dated May 20, 2012		S-1		10.5	1/23/14
10.6	Consulting agreement with Calvin Mees dated May 20, 2013		S-1		10.6	1/23/14
10.7	Amendment to employment agreement, exhibit 10.4		S-1		10.7	3/19/14
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM ENDEAVORS, INC.
Date: March 31, 2015.
By /s/ Ardell Mees
    Ardell Mees, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

By /s/ Tammera Mees
    Tammera Mees, Secretary, Principal Accounting Officer and Director