Form 10-Q
period 2015-03-31
ADM ENDEAVORS, INC.
filed 2016-03-09
CIK 1588014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to _______

Commission File Number 333-191618

ADM ENDEAVORS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	45-0459323
(State of incorporation)	(I.R.S. Employer Identification No.)

2021 N. 3RD Street
Bismarck, North Dakota 58501
(Address of principal executive offices)

(701) 226-9058
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes       ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes      ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

As of March 31, 2015, there were 117,795,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

ADM ENDEAVORS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	March 31, 2015	December 31, 2014
ASSETS

Current Assets
Cash	$16,364	$11,009
Accounts receivable	14,437	-
Total Current Assets	30,801	11,009
Property and equipment, net	26,788	28,769
Total Assets	$57,589	$39,778

LIABILITIES

Current Liabilities
Accounts payable	$13,000	$10,000
Accrued salary	137,698	126,198
Due related Party	13,800	-
Current portion of Note payable	3,939	3,899
Total current liabilities	168,437	140,097
Note payable, net of Current Portion	22,319	23,305
Total Liabilities	190,756	163,402
Commitments And Contingencies
STOCKHOLDERS' DEFICIT
Preferred stock; par value $0.001
Authorized: 80,000,000 shares
no shares issued and outstanding	-	-
Common stock; par value $0.001
Authorized: 800,000,000 shares
Issued 117,795,000, respectively	117,795	117,795
Additional paid-in capital	12,595,705	12,595,705
Accumulated deficit	(12,846,667)	(12,837,124)
Total Stockholders' Deficit	(133,167)	(123,624)
Total Liabilities and Stockholders' Deficit	$57,589	$39,778

(The accompanying notes are an integral part of these
Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Condensed Consolidated Statements of Operations
 (unaudited)
	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Revenues	$61,600	$45,084
Cost of revenues	6,895	15,913
Gross Margin	54,705	29,171

Operating Expenses
General and administrative	27,905	18,445
Officer compensation	27,913	18,000
Travel	8,139	8,621
Total Operating Expenses	63,957	45,066
Operating income (loss)	(9,252)	(15,895)

Other Expense
Interest expense	(291)	-
Total Other Expense	(291)	-

Net Income (Loss) before taxes	(9,543)	(15,895)
Income Tax Provision	-	-
Net Income (Loss)	$(9,543)	$(15,895)

Income (Loss) per share	$0.00	$0.00
Weighted Average Shares Outstanding	117,795,000	117,795,000

(The accompanying notes are an integral part of these
Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total
Balance December 31, 2014	117,795,000	$117,795	$12,595,705	$(12,837,124)	$(123,624)
Net Loss for the period	-	-	-	(9,543)	(9,543)
Balance March 31, 2015	117,795,000	$117,795	$12,595,705	$(12,846,667)	$(133,167)
(The accompanying notes are an integral part of these
Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Condensed Consolidated Statements of Cash Flow
 (unaudited)
	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Cash Flow From Operating Activities
Net income (loss) for the period	$(9,543)	$(15,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,981	814
Changes in operating assets and liabilities:
Increase in accounts payable	3,000	1,455
Increase in accrued salary	11,500	-
Increase in due related party	13,800	-
Increase in Accounts Receivable	(14,437)	-

Net Cash Provided By (Used In) Operating Activities	6,301	(13,626)

Cash Flows From Investing Activities
Purchase of equipment	-	(35,025)
Net Cash Flows Used In Investing Activities	-	(35,025)

Cash Flows From Financing Activities
Proceeds from note payable	–	30,015
Payments on note payable	(946)
Net Cash Provided by Financing Activities	(946)	30,015

Net Increase (Decrease) in Cash	5,355	(18,636)
Cash at Beginning of Period	11,009	38,879
Cash at End of Period	$16,364	$20,243

Supplemental Disclosure of Cash Flow
Cash paid for interest	$291	$-
Cash paid for income taxes	$-	$-

(The accompanying notes are an integral part of these
Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Notes to the
Condensed Consolidated Financial Statements
March 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

We began operations in 1988, under the ownership and control of Ardell Mees, who provided installation services to grocery decor design companies. As our reputation has grown, we have expanded our operations to serve a larger geographic region. On January 4, 2001, we incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC, a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises, LLC became a wholly owned subsidiary of Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises, LLC on July 1, 2008. All business operations are those solely of the Company's wholly owned subsidiary ADM Enterprises, LLC.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at March 31, 2015 and December 31, 2014 for the periods then ended. All intercompany balances and transactions have been eliminated.

Going Concern

The Company has generated limited profits and may experience losses in the near term. We continue to be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company's business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company's ability to raise additional capital through the future issuances of the common stock or debt is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern; however, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management's assessments of the carrying value of certain assets, useful lives of assets, and related depreciation methods applied.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the "Fair Value Topic") which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

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

Level 3: Unobservable inputs based on the Company's assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company's financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company's note payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and December 31, 2014.

The Company had no assets or liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

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

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, such as intellectual property, are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets at March 31, 2015 and December 31, 2014.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition, the Company records allowances for accounts receivable that are estimated to not be collectible.

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

There were potentially no dilutive shares outstanding at March 31, 2015 and December 31, 2014.

Recently issued accounting pronouncements

Company management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2015 and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014
Equipment	$14,825	$14,825
Trucks	89,125	89,125
Less: Accumulated Depreciation	(77,162)	(75,181)
Property and Equipment, net	$26,788	$28,769

Depreciation expense

Depreciation expense for the three months ended March 31, 2015 and 2014 was $1,981 and $814, respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of March 31, 2015, the Company has a note payable balance of $26,258.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space provided by chief executive officer

The Company has been provided office space by its chief executive officer Ardell Mees at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the quarter ended March 31, 2015, the Company's Chief Executive advanced the Company $13,800.

Employment Agreement

On January 3, 2015, the Company executed a two (2) year employment agreement with Ardell D. Mees, the Company's Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

NOTE 6– STOCKHOLDERS' EQUITY

The Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par values per share. There were 117,795,000 outstanding shares of common stock and no outstanding shares of Preferred stock at March 31, 2015.

NOTE 7 – SUBSEQUENT EVENTS

In June 2015 the Company issued 7,600,000 shares of common stock for consulting services valued at $0.25 per share for a total of $1,900,000.  4,450,000 shares valued at $1,112,500 vest immediately while the remaining 3,150,000 shares valued at $787,500 vest over the term of the consulting agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015 $	December 31, 2014 $
Current Assets	30,801	11,009
Current Liabilities	168,437	140,097
Working Capital (Deficit)	(137,636)	(129,088)

Cash Flows

	March 31, 2015 $	March 31, 2014 $
Cash Flows used in Operating Activities	6,301	(13,626)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	(946)	(10)
Net increase (decrease) in Cash During Period	5,355	(13,636)

Operating Revenues

For the three months ended March 31, 2015, the Company earned revenues of $61,600 compared with $45,084 for the three months ended March 31, 2014.

Operating Expenses and Net Income (Loss)

For the three months ended March 31, 2015, the Company incurred operating expenses of $63,957 compared with $45,066 for the three months ended March 31, 2014.  The increase of $18,891 is due to an increase in management and professional fees of $23,713 relating officer compensation paid during the prior year, offset by a decrease of $4,340 in general and administrative costs for day-to-day operations compared to the prior year, and offset by a decrease of $482 related to travel expenses.

For the three months ended March 31, 2015, the Company realized net loss of ($9,252) compared with a net loss of $15,895 for the three months ended March 31, 2014.

During the three months ended March 31, 2015, the Company recorded income per share of $0.00 compared with income per share of $0.00 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As at March 31, 2015, the Company had cash and total assets of $16,364 and $57,589, respectively compared with cash of $11,009 and total assets of $39,778 as at December 31, 2014.  The increase in total assets was attributed to accounts receivable.

As at March 31, 2015, the Company had total liabilities of $190,756 compared with total liabilities of $163,402 at December 31, 2014.  The increase in total liabilities was attributed to an increase of $3,000 in accounts payable, an increase of $11,500 of accrued salary and due related party of $13,800.

As at March 31, 2015, the Company had a working capital deficit of $137,636 compared with a working capital deficit of $137,636 as at December 31, 2014.  The decrease in working capital deficit was due to an increase in accounts payable.

Cash Flow from Operating Activities

During the period ended March 31, 2015, operating activities provided the Company with $6,301 compared to the use of $13,626 of cash for operating activities during the period ended March 31, 2014. The increase in net cash provided by operating activities was due to the fact that the Company strictly monitored operational costs due to lack of cash.

Cash Flow from Investing Activities

During the periods ended March 31, 2015 and March 31, 2014, the Company did not use or accumulate cash related to investing activities.

Cash Flow from Financing Activities

During the period ended March 31, 2015, the Company used $946 of cash from financing activities compared to $10 for the period ended March 31, 2014.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our Common Shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.	Quarterly Issuances:

Other than as previously disclosed, we did not issue any unregistered securities during the quarter.

2.	Subsequent Issuances:

Other than as previously disclosed, we did not issue any unregistered securities subsequent to the quarter.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                          MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.                          OTHER INFORMATION.

None.

ITEM 6.                          EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 8, 2013 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on October 8, 2013 as part of our Registration Statement on Form S-1.
10.1	Share Purchase Agreement	Filed with the SEC on October 8, 2013 as part of our Registration Statement on Form S-1.
10.3	Employment agreement with Ardell Mees dated January 3, 2011	Filed with the SEC on January 23, 2014 as part of our Registration Statement on Form S-1.
10.4	Employment agreement with Ardell Mees dated January 3, 2013	Filed with the SEC on January 23, 2014 as part of our Registration Statement on Form S-1.
10.5	Consulting agreement with Calvin Mees dated May 20, 2012	Filed with the SEC on January 23, 2014 as part of our Registration Statement on Form S-1.
10.6	Consulting agreement with Calvin Mees dated May 20, 2013	Filed with the SEC on January 23, 2014 as part of our Registration Statement on Form S-1.
10.7	Amendment to employment agreement, Exhibit 10.4	Filed with the SEC on March 19, 2014 as part of our Registration Statement on Form S-1.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM ENDEAVORS, INC.

Dated: March 8, 2016	/s/ Ardell Mees
By: Ardell Mees
Its: Chief Executive Officer, Chief Financial Officer, Treasurer, and Director