Form 10-Q
period 2015-06-30
ADM ENDEAVORS, INC.
filed 2016-03-09
CIK 1588014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

 ☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
☒Yes       ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

As of June 30, 2015, there were 123,170,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

ADM ENDEAVORS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
Assets

Current assets
Cash	$9,489	$11,009
Accounts receivable	72,698	-
Prepaid consulting expense	656,054	-
Total current assets	738,241	11,009
Properties and equipment, net	24,807	28,769
Total assets	$763,048	$39,778

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$35,725	$10,000
Accrued salary	139,201	126,198
Due related party	27,206	-
Current portion of note payable	3,980	3,899
Total current liabilities	206,112	140,097
Note Payable, net of current portion	21,285	23,305
Total liabilities	227,397	163,402

Commitments and contingencies

Stockholders' Equity
Preferred stock; par value $0.001 authorized 80,000,000 shares, issued 0 shares, respectively	-	-
Common stock; par value $0.001 authorized 800,000,000
shares, issued 123,170,000 and 117,795,000, respectively	123,170	117,795
Common stock to be issued for consulting expense	556,250	-
Additional paid in capital	13,934,080	12,595,705
Accumulated deficit	(14,077,849)	(12,837,124)
Total stockholders' equity	535,651	(123,624)
Total liabilities and stockholders' equity	$763,048	$39,778

(The accompanying notes are an integral part of these Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$118,879	$60,017	$180,479	$105,101
Cost of revenues	58,804	14,402	65,699	30,315
Gross margin	60,075	45,615	114,780	74,786

Operating expenses:
General and Administrative	16,739	24,560	44,644	43,005
Consulting expense	1,243,947	-	1,243,947	-
Officer Compensation	24,122	18,000	52,035	36,000
Travel	2,797	3,091	10,936	11,712
Total operating expenses	1,287,605	45,651	1,351,562	90,717
Operating loss	(1,227,530)	(36)	(1,236,782)	(15,931)

Other expenses
Interest expense	3,652	306	3,943	306
Total expenses	3,652	306	3,943	306
(Loss) before taxes	(1,231,182)	(342)	(1,240,725)	(16,237)

Income tax provision	-	-	-	-

Net loss	$(1,231,182)	$(342)	$(1,240,725)	$(16,237)

Gain (Loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	119,459,286	117,795,000	118,631,740	117,795,000

(The accompanying notes are an integral part of these Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Shares	Common Stock	Common Stock To Be Issued	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2014	117,795,000	$117,795	$-	$12,595,705	$(12,837,124)	$(123,624)

Stock issued for services	5,375,000	5,375	556,250	1,338,375	-	1,900,000

Net income for the period ended	-	-	-	-	(1,240,725)	(1,240,725)
Balance June 30, 2015	123,170,000	$123,170	$556,250	$13,934,080	$(14,077,849)	$535,651

(The accompanying notes are an integral part of these Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Condensed Consolidated Statements of Cash Flow
 (unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the period	$(1,240,725)	$(16,237)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	1,243,946	-
Depreciation	3,963	2,795
Change in operating assets and liabilities:
(Increase) in accounts receivable	(72,698)	-
Increase in due related party	27,626	-
Increase in accounts payable and accrued salary	38,725	(2,545)
Cash Flows provided by (used) in operating activities	419	(15,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(35,025)
Net cash used in investing activities	-	(35,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	30,015
Payments on note payable	(1,939)	(931)
Net cash used in financing activities	(1,939)	29,084

Net decrease in cash	(1,520)	(21,928)
Cash at beginning of period	11,009	38,879
Cash at end of period	$9,489	$16,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,943	$306
Franchise and income taxes	$-	$-

(The accompanying notes are an integral part of these Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

We began operations in 1988, under the ownership and control of Ardell Mees, who provided installation services to grocery decor design companies. As our reputation has grown, we have expanded our operations to serve a larger geographic region. On January 4, 2001, we incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC, a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises, LLC became a wholly owned subsidiary of the Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises, LLC on July 1, 2008. All business operations are those solely of the Company's wholly owned subsidiary ADM Enterprises, LLC.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at June 30, 2015 and December 31, 2014 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The carrying amount of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts payable, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company's note payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and December 31, 2014.

The Company had no assets or liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, respectively.

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2015 and December 31, 2014.

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

Equity instruments ("instruments") issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

There were potentially no dilutive shares outstanding at June 30, 2015 and December 31, 2014.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
Equipment	$14,825	$14,825
Trucks	89,125	89,125
Less: Accumulated Depreciation	(79,143)	(75,181)
Property and Equipment, net	$24,807	$28,769

Depreciation expense

Depreciation expense for the six months ended June 30, 2015 and 2014 was $3,963 and $2,795, respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of June 30, 2015, the Company has a note payable balance of $25,265 comprised of $3,980 due within one year and $21,285 in subsequent periods.

NOTE 5 – RELATED PARTY TRANSACTION

The Company has been provided office space by its chief executive officer Ardell Mees at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.  During the six months ended June 30, 2015, the Chief Executive advanced the Company $27,206.

Employment Agreement

On January 3, 2015, the Company executed a two (2) year employment agreement with Ardell D. Mees, the Company's Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

NOTE 6 – STOCKHOLDERS' EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par values per share. There were 123,170,000 outstanding shares of common stock and no outstanding shares of Preferred stock at June 30, 2015.

Common shares issued

During the second quarter of 2015 the company issued 5,375,000 shares of stock to consultants for services valued at $0.25 per share for a total of $1,900,000 in expense. 4,450,000 shares valued at $1,112,500 vest immediately while the remaining 3,150,000 shares valued at $787,500 vest over three (3) months to one (1) year. As these services are earned over a period of time, at June 30, 2015 the company had deferred $656,054, which is shown as prepaid consulting expense in the balance sheet.

The Company also recognized common stock to be issued of $556,250, which represents 2,250,000 shares of stock to be issued for consulting services which have not yet been issued.

In addition, the company granted 2.225.000 shares valued at $556,250 for consulting services. The $556,250 will be amortized over the one year contract term.

NOTE 7 – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Working Capital

		M
	June 30, 2015		December 31, 2014
Current Assets	$738,241		$11,009
Current Liabilities	206,112		140,097
Working Capital (Deficit)	532,129		(129,088)

Cash Flows

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash Flows used in Operating Activities	$419	$(15,987)
Cash Flows from (used in) Investing Activities	-	(5,000)
Cash Flows from Financing Activities	(1,939)	(941)
Net increase (decrease) in Cash During Period	(1,520)	(21,928)

Operating Revenues

For the six months ended June 30, 2015, the Company earned revenues of $180,479 compared with $105,101 for the six months ended June 30, 2014.  For the three months ended June 30, 2015, the company earned revenues of $118,879 compared with $60,017 ended June 30, 2014.

Operating Expenses and Net Income (Loss)

For the six months ended June 30, 2015, the Company incurred operating expenses of $1,351,562 compared with $90,717 for the six months ended June 30, 2014.  The increase of $1,260,845 is due to an increase in consulting expenses of $1,243,947, and by an increase of $16,898 in general and administrative costs for day-to-day operations compared to the prior year.

For the three months ended June 30, 2015, the Company incurred operating expenses of $1,287,605 compared with $45,651 for the three months ended June 30, 2014. The increase of $1,241,954 is due to an increase in consulting expenses of $1,243,947, and by a decrease of $1,993 in general and administrative costs for day-to-day operations compared to the prior year.

For the six months months ended June 30, 2015, the Company realized a net loss of $1,240,325 compared with a net loss of $16,237 for the six months ended June 30, 2014.

During the six months ended June 30, 2015, the Company recorded net loss per share of $0.01 compared with income per share of $0.00 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As at June 30, 2015, the Company had cash and total assets of $9,489 and $763,048, respectively, compared with cash of $11,009 and total assets of $39,778 as at December 31, 2014.  The increase in total assets was attributed to a prepaid consulting expense.

As at June 30, 2015, the Company had total liabilities of $227,397 compared with total liabilities of $163,402 at December 31, 2014.  The increase in total liabilities was attributed to an increase of $25,725 in accounts payable and an increase of $13,003 of accrued salary.

As at June 30, 2015, the Company had working capital of $532,129 compared with a working capital deficit of $129,088 as at December 31, 2014.  The increase in working capital was due to an increase in prepaid consulting expense.

Cash Flow from Operating Activities

During the period ended June 30, 2015, operating activities provided the Company with $419 compared to the use of $15,987 of cash for operating activities during the period ended June 30, 2014. The increase in net cash provided by operating activities was due to the fact that the Company strictly monitored operational costs due to lack of cash.

Cash Flow from Investing Activities

During the period ended June 30, 2015, the Company did not use or accumulate cash related to investing activities, compared to $35,025 used in the period ending June 30, 2014.

Cash Flow from Financing Activities

During the period ended June 30, 2015, the Company used $1,939 in cash related to financing activities compared to $941 in cash used for the period ended June 30, 2014.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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