Form 10-Q
period 2015-09-30
ADM ENDEAVORS, INC.
filed 2016-03-09
CIK 1588014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
☒Yes       ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

As of September 30, 2015, there were 123,171,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

ADM ENDEAVORS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
Assets

Current assets
Cash	$24,837	$11,009
Accounts receivable	45,304	-
Prepaid consulting expense	378,695	-
Total current assets	448,836	11,009
Properties and equipment, net	22,826	28,769
Total assets	$471,662	$39,778

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$58,626	$10,000
Accrued salary	126,398	126,198
Due related party	35,206	-
Current portion of note payable	4,021	3,899
Total current liabilities	224,251	140,097
Note Payable, net of current portion	20,006	23,305
Total liabilities	244,257	163,402

Commitments and contingencies

Stockholders' Equity
Common stock to be issued	556,250	-
Preferred stock; par value $0.001 authorized 80,000,000 shares, none issued	-	-
Common stock; par value $0.001 authorized 800,000,000
shares, issued 123,170,000 and 117,795,000, respectively	123,170	117,795
Additional paid in capital	13,934,080	12,595,705
Accumulated deficit	(14,386,095)	(12,837,124)
Total stockholders' equity (deficit)	227,405	(123,624)
Total liabilities and stockholders' equity	$471,662	$39,778

(The accompanying notes are an integral part of these Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$67,980	$36,147	$248,459	$141,248
Cost of revenues	50,993	8,745	116,692	39,060
Gross margin	16,987	27,402	131,767	102,188

Operating expenses:
General and Administrative	52,409	10,420	69,847	53,425
Consulting expense	277,358	-	1,521,305	-
Officer Compensation	18,000	18,000	70,035	54,000
Travel	4,392	2,939	15,328	14,651
Total operating expenses	352,159	31,359	1,676,515	122,076
Operating Income (Loss)	(335,172)	(3,957)	(1,544,748)	(19,888)

Other expenses
Interest Expense	280	296	4,223	602
Total expenses	280	296	4,223	602
Loss before taxes	(335,452)	(4,253)	(1,548,971)	(20,490)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(335,452)	$(4,253)	$(1,548,971)	$(20,490)

Gain (Loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	123,170,000	117,795,000	120,150,054	117,795,000

(The accompanying notes are an integral part of these Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Common Shares	Common Stock	Common Stock To Be Issued	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2014	$117,795,000	$117,795	$-	$12,595,705	$(12,837,124)	$(123,624)

Stock issued for services	$5,375,000	$5,375	$556,250	$1,338,375	$-	$1,900,000

Net loss for the year	-	-	-	-	$(1,548,971)	$(1,548,971)
Balance September 30, 2015	$123,170,000	$123,170	$556,250	$13,934,080	$(14,386,095)	$227,405

(The accompanying notes are an integral part of these Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Condensed Consolidated Statements of Cash Flow
 (unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the period	$(1,548,971	$(20,490
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	1,521,305	-
Depreciation	5,943	4,776
Change in operating assets and liabilities:
(Increase) in accounts receivable	(45,303	-
Due related party	35,206	-
Increase in accounts payable and accrued salary	48,824	(15,714)
Cash Flows provided by (used) in operating activities	17,004	(31,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(35,025
Net cash used in investing activities	-	(35,025

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	30,015
Payments on note payable	(3,176	(1,871
Proceeds from Shareholder Loan	-	-
Payments on Shareholder Loan	-	-
Net cash used in financing activities	(3,176	28,144

Net increase (decrease) in cash	13,828	(38,309
Cash at beginning of period	11,009	38,879
Cash at end of period	$24,837	$570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,223	$602
Franchise and income taxes	$-	$-

(The accompanying notes are an integral part of these Condensed consolidated financial statements)

ADM ENDEAVORS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2015

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at September 30, 2015 and December 31, 2014 for the periods then ended. All intercompany balances and transactions have been eliminated.

Going Concern

The Company has generated limited profits and may experience losses in the near term. We continue to be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. . The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company's business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The carrying amount of the Company's financial assets and liabilities, such as cash, accounts receivable, prepaid consulting expense, accounts payable, and note payable approximate their fair value because of the short maturity of those instruments. The Company's note payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015 and December 31, 2014.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2015 and December 31, 2014.

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

There were potentially no dilutive shares outstanding at September 30, 2015 and December 31, 2014.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Equipment	$14,825	$14,825
Trucks	89,125	89,125
Less: Accumulated Depreciation	(81,124)	(75,181)
Property and Equipment, net	$22,826	$28,769

Depreciation expense

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $5,943 and $4,776, respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of September 30, 2015, the Company has a note payable balance of $24,027

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the nine months ended September 30, 2015, the Chief Executive Officer advanced the Company $35,206.

Employment Agreement

On January 3, 2015, the Company executed a two-year employment agreement with Ardell D. Mees, the Company's Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

NOTE 6 – STOCKHOLDERS' EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 123,170,000 outstanding shares of common stock and no outstanding shares of Preferred stock at September 30, 2015.

Common shares issued and shares to issued during the second quarter of 2015

On May 8, 2015 and June 5 2015 the Company issued 5,375,000 shares of stock for services rendered and to be rendered  over various contract lives of 3, 6, and 12 months. The company also recognized 2,225,000 shares to be issued for consulting services. The Company valued these shares at the price that last raised money which was $0.25 per share. The Company recognized $1,521,305 in expense and deferred $378,695 and recognized $556,250 of stock to be issued. The stock to be issued is shown in equity.

In year 2015, the Company granted 2,225,000 shares valued at $556,250 for consulting services. The $556,250 is being amortized over the one year contract.
NOTE 7-CONCENTRATION OF CUSTOMER

For the nine months ended September 30, 2015 the Company has two customers which amounted to approximately 87% of their sales with one of the customers equaling 74.2%.

For the three months ended September 30, 2015 one customer amounted to 88.2% of the sales.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2015	December 31, 2014
Current Assets	$448,836	$11,009
Current Liabilities	224,251	140,097
Working Capital (Deficit)	224,585	(129,088)

Cash Flows

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash Flows used in Operating Activities	$17,004	$(9,081)
Cash Flows from (used in) Investing Activities	-	(5,000)
Cash Flows from Financing Activities	(3,176)	(1,881)
Net increase (decrease) in Cash During Period	13,828	(15,962)

Operating Revenues

For the nine months ended September 30, 2015, the Company earned revenues of $248,459 compared with $141,248 for the nine months ended September 30, 2014.  For the three months ended September 30, 2015, the company earned revenues of $67,980 compared with $36,147 ended September 30, 2014.

Operating Expenses and Net Income (Loss)

For the nine months ended September 30, 2015, the Company incurred operating expenses of $1,676,515 compared with $122,076 for the nine months ended September 30, 2014.  The increase of $1,554,439 is due to an increase in consulting expenses of $1,521,305, an increase in officer compensation of $16,035, and offset by a decrease of $17,099 in general and administrative costs for day-to-day operations compared to the prior year.

For the three months ended September 30, 2015, the Company incurred operating expenses of $352,159 compared with $31,359 for the three months ended September 30, 2014. The increase of $320,800 is due to an increase in consulting expenses of $277,358, and an increase of $43,442 in general and administrative costs for day-to-day operations compared to the prior year.

For the nine months months ended September 30, 2015, the Company realized a net loss of $1,548,971 compared with a net loss of $20,490 for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, the Company recorded a net loss per share of $0.01 compared with income per share of $0.00 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As at September 30, 2015, the Company had cash and total assets of $24,837 and $471,662, respectively, compared with cash of $11,009 and total assets of $39,778 as at December 31, 2014.  The increase in total assets was attributed to a prepaid consulting expense.

As at September 30, 2015, the Company had total liabilities of $244,257 compared with total liabilities of $163,402 at December 31, 2014.  The increase in total liabilities was attributed to an increase of $48,626 in accounts payable and due to related party $35,206 offset by a decrease of a note payable in the amount of  $3,299.

As at September 30, 2015, the Company had working capital of $300,473 compared with a working capital deficit of $129,088 as at December 31, 2014.  The increase in working capital was due to an increase in prepaid consulting expense.

Cash Flow from Operating Activities

During the period ended September 30, 2015, operating activities provided the Company with $17,004 compared to the use of $9,081 of cash for operating activities during the period ended September 30, 2014. The increase in net cash provided by operating activities was due to the fact that the Company strictly monitored operational costs due to lack of cash.

Cash Flow from Investing Activities

During the period ended September 30, 2015, the Company did not use or accumulate cash related to investing activities, compared to $5,000 used from the period ending September 30, 2014.

Cash Flow from Financing Activities

During the period ended September 30, 2015, the Company used $3,176 in cash related to financing activities, compared to $1,881 in cash used for the period ended September 30, 2014.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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
By: Ardell Mees
Its: Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.