Form 10-K
period 2015-12-31
ADM ENDEAVORS, INC.
filed 2017-01-24
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2015

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

(701) 226-9058

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015: $14,542,000.

As of December 31, 2015, the issuer had 123,170,000 shares of its common stock issued and outstanding.

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

The Company

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

In May of 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 at a par value of $0.001 per share.

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

We provide customized construction and installation of grocery store decor for both new and renovated grocery stores. Our service and expertise include the installation of grocery checkout stands, grid ceilings, cart-stops, shelving, customer service counter, office cabinetry and other grocery store equipment and fixtures. Our clients primarily consist of design companies, most of whom are subsidiaries of major retail grocery chains, or are affiliated with Associated Wholesale Grocers, the nation’s second largest retailer-owned grocery wholesaler. We believe that our success is the result of both our quality installation of grocery equipment and fixtures, and high level of personal service that we provide to our customers. We receive bid requests from all regions of the United States. Therefore, we are seeking to expand our operations to service additional geographic areas.

The majority of our contracts have been in the Midwestern United States including North Dakota, Kansas, Minnesota, Missouri, Oklahoma and Texas. Over the past 25 years, ADM has completed projects in 25 states, including North Dakota, South Dakota, Minnesota, Montana, Nebraska, Wyoming, Kansas, Colorado, Oklahoma, Illinois, Idaho, Indiana, Iowa, Arkansas, Missouri, Texas, Tennessee, Kentucky, Michigan, Ohio, Pennsylvania, California, Nevada, and Florida.

The main focus of our expansion plan includes primarily the Midwestern United States including the states of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Wyoming, Nebraska, and Kansas, as well as some southern states such as Texas, Oklahoma, Mississippi, and Kansas.

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

Use of Grocery Decor Installation Services in the Construction and Remodeling Industry has grown tremendously in recent years. The retail grocery industry is highly competitive and requires constant innovations to attract and retain customers. Accordingly, neighborhood markets battle for patrons by catering to customers’ desires for a modern, clean, and convenient shopping experience. Grocery stores, therefore, typically renovate every five to six years to maintain a new image.

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

Competition

Compliance with Government Regulation

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding pertaining to the Company.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not done in the ordinary course of business pertaining to the Company.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company claims no ownership of any patent or trademark, nor is it bound by any outstanding royalty agreements related thereto.

Employees

The Company only has one employment agreement with its chief executive officer and chief financial officer. On January 3, 2013, the Company executed a 2 year employment agreement with Ardell D. Mees, the Company’s chief executive officer and chief financial officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

Company Information

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in these securities involves an exceptionally high degree of risk and is extremely speculative in nature. You should consider carefully the following risks, along with all of the other information included in this report, before deciding to buy our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. If we are unable to prevent events that have a negative effect from occurring, our business may suffer.

RISKS RELATED TO OUR BUSINESS

Our operating results will be difficult to predict and fluctuations in them may cause volatility in the price of our shares.

Given the nature of the grocery store markets in which we compete, our revenues and profitability may be difficult to predict for many reasons, including the following:

●	Operating results may be highly dependent on the volume and timing of orders received from retailers seeking construction and installation of grocery store decor during any one quarter, which are difficult to forecast. Customers generally order on an as-needed basis and we typically will not obtain firm, long-term purchase commitments from our customers. As a result, our revenues in any quarter will depend primarily on orders received during that quarter.

●	We must incur a large portion of our costs in advance of orders because we must plan research and production, and installation, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. This will make it difficult for us to adjust our costs in response to a revenue shortfall, which could adversely affect our operating results.

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

Our industry is characterized by frequent new product and or design introductions, short-term customer commitments and volatile changes in demand. We will determine capacities based on our forecasts of demand for our services and products. Actual demand for our services and products will depend on many factors, which will make it difficult to forecast. The following problems could occur as a result of these differences:

●	If demand for our products is below our forecasts, we could produce excess personnel or have excess installation capacity. Excess personnel could negatively impact our cash flows and could result in higher construction, installation and design costs.

●	If demand for our products exceeds our forecasts, we could have to rapidly ramp up production. We will also depend on suppliers and manufacturers to provide components and sub-assemblies. As a result, we may not be able to increase our production levels to meet unexpected demand and could lose sales in the short term while we try to increase production. If customers turn to competitive sources of supply to meet their needs, our revenues could be adversely affected.

●	If demand for our products exceeds our forecasts, we could have to rapidly ramp up production. We will also depend on suppliers and manufacturers to provide components and sub-assemblies. As a result, we may not be able to increase our production levels to meet unexpected demand and could lose sales in the short term while we try to increase production. If customers turn to competitive sources of supply to meet their needs, our revenues could be adversely affected.

●	Rapidly increasing our production levels to meet unanticipated grocery customer demand could result in higher costs for grocery components and sub-assemblies, increased expenditures for freight to expedite delivery of grocery materials or finished goods, and higher overtime costs and other expenses. These higher expenditures could result in lower gross margins.

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

We intend to significantly expand the number and types of grocery stock products and services we will sell and we will endeavor to further expand our service and product portfolio. This expansion may place a significant strain on our management, operations and resources. Specifically, the areas that may be strained most by our growth will include the following:

●	New product and service launch. With the growth of our service and product portfolio, we may experience increased complexity in coordinating product development, installation and commissioning. As this complexity increases, it may place a strain on our ability to accurately coordinate the commercial launch of our services and products with adequate support to meeting anticipated customer demand. If we are unable to scale and improve our product and installation launch coordination, we could frustrate our customers and lose earned space and product sales.

●	Forecasting, planning and supply chain logistics. With the growth of our product portfolio, we may also experience increased complexity in forecasting grocery customer demand and in planning for production and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

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

The primary suppliers of the components which we install in grocery stores are also the largest source of our contracts. They include DGS of Salt Lake City, Utah, which is a division of Supervalue stores with 3,400 stores, and with whom we have been working since 1988; DGS of Kansas City, Kansas is a division of Associated Wholesale Grocers with 2,900 stores, with whom we have been working for the last 19 years; and Reso/Nantz International of Lubbock, Texas, with whom we have worked since 2005. Within the areas of the United States in which ADM operates, these three companies would be considered the most prominent manufacturers of interior grocery store decor components.

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

We may also reliance on technologies that we acquire from others. We may rely on third parties for further required technologies. We may purchase a computer’s logic component or other technological devices from outside sources and will need to pay annual fees to enable us to get updates’/upgrades and technical support to the logic portion of the system or device. We may find it necessary or desirable in the future to obtain licenses or other rights relating to one or more if our products or to current or future technologies. These licenses or other rights may not be available on commercially reasonable terms or at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, financial condition and operating results. Moreover, the use of intellectual property licensed from third parties may limit our ability to protect the proprietary rights in our products.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, delay compliance with new or revised accounting standards that have different effective dates for public and private companies until they are made applicable to private companies, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any September 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. We have decided to take advantage of the exemptions provided to emerging growth companies and as a result our financial statements may not be comparable to companies that comply with public company effective dates. In addition, some investors might find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

RISKS RELATED TO OUR SECURITIES

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Pink and other similarly-tiered quotation boards have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Exchange Act, which imposes additional sales practice requirements on brokers-dealers who sell our securities. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A majority of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that one year following a company filing Form 10 information with the SEC to that effect, a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We may finance our operations and develop strategic relationships by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline.

Our preferred stock could be issued to inhibit potential investors or delay or prevent a change of control that may favor you.

Some of the provisions of our certificate of incorporation, our bylaws and Utah law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. In particular, our board of directors is authorized to issue up to 5,000,000 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transaction in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company currently maintains its corporate office at 2021 N. 3rd St., Bismarck, North Dakota 58501. At this location Ardell D. Mees provides two office spaces for the exclusive use of the company. No monthly fee is being charged to the Company, as management believes such cost is nominal and so forth does not recognize any rent expense in the financial statements. The Company rents a storage unit for exclusive use of the company in Mandan, North Dakota for a total cost of $1,560 per year.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or of which our property is the subject. We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company accepted effective status as a reporting company on September 18, 2013 through the filing of an S-1 registration statement with the Securities and Exchange Commission. As of the filing date of this annual report, there is no market for the Company’s stock. The Company is working with a market maker and is planning to submit its application to FINRA to acquire a ticker symbol in the near future. The Company plans on listing the stock for quotation on the Over-The-Counter Bulletin Board and will submit an application with FINRA for a trading symbol.

Holders

As of December 31, 2015, there were approximately 123,170,000 shares of common stock issued and outstanding, held by __ stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. As of December 31, 2015, there were also obligations to issue 2,225,000 shares of common stock that were not yet issued.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. The declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then-current financial condition, results of operations, capital requirements, and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Equity Compensation Plans

The Company does not sponsor any compensation plan under which equity securities are authorized for issuance.

Recent Sales Of Unregistered Securities

Common And Preferred Shares Authorized

The Company was incorporated on January 4, 2001, at which time the Company authorized 300,000,000 shares of common stock with $0.001 par value and 30,000,000 shares of preferred stock with $0.001 par value.

In May of 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 at a par value of $0.001 per share.

On June 5, 2013, the Company designated 80,000,000 preferred shares as Series A Convertible Preferred Stock which has the voting power equal to 100 common shares per each share of preferred stock. Each Series A Convertible Preferred Stock is convertible into 10 common shares at any time by the holder.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about the industries in which we operate, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Liquidity and Capital Resources

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

Expanding the Company’s market reach and physical presence is the key to its continued growth. Because current ADM staff is limited by geographic considerations when bidding for jobs, it is necessary to provide more staff in more regions. Below is a list of planned district offices for the company and the geographical areas they will serve. Through the Company’s efforts to go public and enter the equities markets, the Company is seeking to secure additional funds from outside investors to execute its planned expanded operations in the near future. The Company has not entered into any agreements, verbal or written, with regards to securing additional funding necessary to finance planned future operations. Moreover, there are no agreements in place with any officer of the Company nor with outside entities to fund the Company if it were to have a shortfall in capital. It is estimated that each of the Company’s five targeted expansion areas will require approximately $200,000 each in startup capital for a total of $1,000,000 over a two-year rollout period.

Bismarck, North Dakota will continue to remain the headquarters for the Company. Because approximately 80% of the Company’s current clients come from the Kansas City area, this is the first area targeted for expansion.

District Location	Geographic Area	Target Date
Kansas City, MO	Missouri, Kansas, Oklahoma, Arkansas	March 1, 2018
Minneapolis, MN	Minnesota, Iowa, Wisconsin, Northern Illinois, and the UP of Michigan	September 1, 2018
Denver, CO	Colorado, Wyoming, Western Nebraska, and Western Kansas	March 1, 2019
Chicago, IL	Illinois, Indiana, Michigan, and Eastern Wisconsin	September 1, 2019
Spokane, WA	Washington, California, Idaho, and Montana	March 1, 2020

The Company hopes this expansion will result in large revenue gains over the next three years. As each new location becomes self-sufficient, revenues will grow proportionately. In order to ensure each location is self-sufficient as quickly as possible, the Company will implement an expansion plan company wide, including the following practices:

●	A full technological update, which will include the installation of a computer network with its main server located in Bismarck, North Dakota. Each outlying location will have a computer station so as to centralize each location. The headquarters will continue to be responsible for all accounting, billing, tracking, administrative, and management activities. Each location will simply provide data inputs of current activity to keep data current at all times.

Results of Operations for the Years Ended December 31, 2015 and 2014

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary ADM Enterprises, LLC. All intercompany balances and transactions have been eliminated.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors ADM Endeavors, Inc.

We have audited the accompanying balance sheet of ADM Endeavors, Inc., as of December 31, 2015, and 2014 and the related statements of operations, stockholders’ equity and cash flows for the two years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADM Endeavors, Inc., as of December 31, 2015, and 2014 and results of its operations and its cash flows for each of the two years ended, in conformity with accounting principles generally accepted in the United States of America.

As further described in Note 3 to these financial statements, the financial statements for the year ended December 31, 2014, have been restated.

The accompanying consolidated financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2015, the Company had accumulated losses of $14,472,501, has generated limited profit, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

West Palm Beach, Florida

January 18, 2016

ADM ENDEAVORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
		(restated)
ASSETS

Current assets
Cash	$46,002	$11,009
Accounts receivable	40,009	-
Total current assets	86,011	11,009
Property and equipment, net	20,844	28,769
Total Assets	$106,625	$39,778

LIABILITIES

Current liabilities
Accounts payable	$26,526	$36,012
Accrued expense	116,579	126,198
Due related party	31,203	-
Current portion of note payable	4,066	3,899
Total current liabilities	178,374	166,109
Note payable, net of current portion	19,253	23,305
Total Liabilities	$197,627	$189,414

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock; par value $0.001
Authorized: 800,000,000 shares
Issued and outstanding: 124,467,916 and 121,317,920, respectively	124,468	121,318
Additional paid-in capital	14,257,261	13,472,912
Accumulated deficit	(14,472,501)	(13,743,866)
Total Stockholders’ Deficit	(90,772)	(149,636)
Total Liabilities and Stockholders’ Deficit	$106,855	$39,778

The accompanying notes are an integral part of these audited financial statements.

ADM ENDEAVORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the year ended December 31, 2014
		(Restated)
Revenues	$437,896	$210,633
Cost of revenues	145,236	67,495
Gross Margin	292,660	143,138

Operating Expenses
General and administrative	110,878	72,856
Consulting expense	787,500	890,730
Officer compensation	88,035	86,439
Travel	31,469	20,502
Total Operating Expenses	1,017,882	1,070,527
Operating loss	(725,222)	(927,389)

Other Expense
Interest expense	3,413	889
Total Other Expense	3,413	889
Income Tax Provision	-	-
Net loss	$(728,635)	$(928,278)
Loss per share, basic and diluted	$(0.01)	(0.01)
Weighted Average Shares Outstanding	122,597,924	119,879,796

The accompanying notes are an integral part of these audited financial statements.

ADM ENDEAVORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2015	2014
		(Restated)
CASH FLOW FROM OPERATING ACTIVITES:
Net loss for the Period	$(728,635)	$(928,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued and issuable for services	787,500	880,730
Depreciation	7,925	9,324
Change in Operating Assets & Liabilities:
(Increase) in accounts receivable	(40,009)	-
Increase (Decrease) in Accounts Payable	(9,487)	10,000
Increase (Decrease) in Accrued Expenses	(9,619)	8,175
Net Cash Provided by (Used in) Operating Activities	7,675	(20,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(5,010)
Net Cash Used in Investing Activities	-	(5,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(3,885)	(2,811)
Proceeds from Shareholder Loan	31,203	-
Net Cash Provided by (Used in) Financing Activities	27,318	(2,811)

Net Increase (Decrease) in Cash	34,993	(27,870)
Cash at Beginning of Year	11,009	38,879
Cash at End of Year	$46,002	$11,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,413	$889
Franchise and Income Taxes	$-	$-
Non-Cash Investing and Financing Transactions
Note Payable Incurred to Purchase Equipment	$-	$30,015

The accompanying notes are an integral part of these audited financial statements.

ADM ENDEAVORS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total
Balance December 31, 2013	117,795,000	$117,795	$12,595,705	$(12,815,588)	$(102,088)
Stock to be issued for Services	3,522,920	3,523	877,207	-	880,730
Net loss for the year ended (Restated)	-	-	-	(928,278)	(928,278)
Balance December 31, 2014	121,317,920	121,318	13,472,912	(13,743,866)	(149,636)
Stock issued for services	1,852,080	1,852	461,168	-	463,020
Stock to be issued for services	1,297,916	1,298	323,181	-	324,479
Net loss for the year ended	-	-	-	(728,635)	(728,635)
Balance December 31, 2015	124,467,916	$124,468	$14,257,261	$(14,472,501)	$(90,772)

ADM ENDEAVORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company began operations in 1988, under the ownership and control of Ardell Mees, who provided installation services to grocery decor design companies. On January 4, 2001, the Company incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC, a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises, LLC became a wholly owned subsidiary of the Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises, LLC on July 1, 2008. All business operations are those solely of the Company’s wholly owned subsidiary ADM Enterprises, LLC.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary ADM Enterprises, LLC. All intercompany balances and transactions have been eliminated.

Going Concern

The Company has generated limited revenues and may continue to experience losses in the near term. We continue to be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock or debt is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid consulting expense, accounts payable, and note payable approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015 and December 31, 2014.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014.

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

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2015 and December 31, 2014.

Revenue recognition

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

Stock-Based Compensation

The Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments at the measurement date. The measured value related to the instruments is recognized over a performance period based on the facts and circumstances of each particular grant.

Net income (loss) per share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding (including shares to be issued) during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were potentially no dilutive shares outstanding at December 31, 2015 and 2014.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RESTATEMENT

On or about September 15, 2016, the Company determined that the Company’s consolidated financial statements for the fiscal year ended December 31, 2014 should no longer be relied upon since there were accrued expenses that were not recorded in the proper period.

The effects of the restatement on the Company’s consolidated financial statements as of, and for the year ended December 31, 2014, are following:

Balance Sheet

	As Previously	Effect of	As
	Reported	Restatement	Restated
Accrued expenses	$10,000	$26,012	$36,012
Accumulated (Deficit)	$(12,837,124)	$(906,743)	$(13,743,866)

Consolidated Statement of Operations

	As Previously	Effect of	As
	Reported	Restatement	Restated
Consulting Expense	$10,000	$880,730	$890,730
General and Administrative	$46,844	$26,012	$72,856
Net loss	$(21,536)	$(906,742)	$(928,278)
Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)

Consolidated Statement of Shareholders’ Equity

	As Previously	Effect of	As
	Reported	Restatement	Restated
Accumulated (Deficit)	$(12,837,124)	$(906,742)	$(13,743,866)

Consolidated Statement of Cash Flows

	As Previously	Effect of	As
	Reported	Restatement	Restated
Operating activities
Net loss	$(21,536)	$(906,742)	$(928,278)
Accrued expenses	$(17,837)	$26,012	$8,175

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2015 and December 31, 2014, consisted of the following:

	December 31, 2015	December 31, 2014
Equipment	$5,732	$14,825
Trucks	35,000	89,125
Less: Accumulated Depreciation	(19,888)	(75,181)
Property and Equipment, net	$20,844	$28,769

Depreciation expense

Depreciation expense for the year ended December 31, 2015 and 2014 was $7,925 and $9,324 respectively.

NOTE 5 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR. The loan calls for monthly payments of $412 through March 2021.

Maturity requirements on long-term debt are as follows at December 31, 2015:

Years-ended December 31,
2016	$4,080
2017	4,248
2018	4,423
2019	4,606
2020	4,796
2021	1,166
TOTAL	$23,319

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the year ended December 31, 2015, the Chief Executive Officer advanced the Company $31,203.

Employment Agreement

On January 3, 2015, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

NOTE 7 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 124,467,916 outstanding shares of common stock and no outstanding shares of Preferred stock at December 31, 2015.

Common shares issued and shares to issued during the second quarter of 2015

During the year ended December 31, 2014, the Company issued 3,522,920 shares to a consultant for services rendered to the Company during 2014 and 2013. The Company valued the shares at $0.25 per share totaling $880,730.

In May and June 2015, the Company issued 1,852,080 shares of common stock to three (3) consultants for services valued at $463,020 or $0.25 per share.

On May 30, 2015, the Company granted 2,225,000 common shares valued at $556,250 for services to be provided from June 1, 2015 through May 30, 2016. The Company incurred consulting expense during the year ended December 31, 2015 relating to this grant of $324,479.

NOTE 8 – INCOME TAXES

At December 31, 2015 and 2014 respectively, the Company had net operating loss carryforwards for income tax purposes of $77,663 and $120,026 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2015 through 2036. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2015	2014
Tax benefit computed at U.S. Statutory rate	$(247,736)	$(315,615)
Increase (decrease) in taxes resulting from:
Non-deductible items	267,750	303,214
Change in valuation allowance	(22,151)	13,725
State taxes	2,137	(1,324)
Total	$-	$-

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2015 and 2104:

	2015	2014
Deferred tax assets/(liability)
Net operating loss carryforward	$20,014	$(12,401)
Accrued compensation	2,137	(1,324)
Total deferred tax assets/(liability)	22,151	(13,725)
Less valuation allowance	(22,151)	13,725
Net deferred tax asset/liability	$-	$-

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction, and other required state jurisdictions. The Company’s periodic tax returns filed in 2012 and, thereafter, are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions.

NOTE 9 – CONCENTRATION OF CUSTOMER

For the year ended December 31, 2015 the Company has 5 customers which amounted to substantially all of its sales with one of the customers equaling 77.69%.

For the year ended December 31, 2014 the Company has 3 customers which amounted to substantially all of its sales with one of the customers equaling 87.69%.

NOTE 10 – SUBSEQUENT EVENTS

Consulting agreement (Related Party)

On May 30, 2016, the Company renewed its annual consulting agreement with Cal Mees. The Consultant provides consulting services related to corporate development and expansion of the Company’s operations and related matters, including maintenance of books and records, quarterly and annual filings, and matters relating to public relations, including the preparation of news releases.

As consideration for the services to be provided by the Consultant pursuant to the provisions of this Agreement the Company is obligated to issue a total of 2,250,000 (two million two hundred fifty thousand) common shares of the Company’s stock and reimburse the Consultant for any and all expenses incurred related to the services performed pursuant to this Agreement.

On October 24, 2016, the Company issued 2,225,000 shares of common stock to the consultant for services provided under the May 2015 consulting agreement.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 26, 2015, the Company opted to change accounting firms for purposes of independent auditing, and subsequently released Terry L. Johnson, CPA (“Johnson”) as its independent registered accounting firm. Johnson’s report on the financial statements for the year ended December 31, 2014 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the annual period ended December 31, 2014, there have been no disagreements with Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Johnson, would have caused them to make reference thereto in their report on the financial statements. Through the interim period through June 26, 2015 (the date of release of the former accountant), there were no disagreements with Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Johnson would have caused them to make reference thereto in their report on the financial statements.

On June 26, 2015, the Company engaged Patrick D. Heyn, CPA, P.A. (“Heyn”), as its new independent registered public accountant. During the year ended December 31, 2014, and prior to June 26, 2015 (the date of the new engagement), the Company did not consult with Heyn regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Heyn, in either case where written or oral advice provided by Heyn would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Effective January 1, 2017, the firm of Patrick D. Heyn, CPA, P.A. merged with the firm of Soles & Company, resulting in the new firm Soles, Heyn & Company, LLP. Our Board of Directors approved the decision to engage Soles, Heyn & Company, LLP as our independent registered public auditor.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO II”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the year ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position
Ardell Mees		Chief Executive Officer, Chief Financial Officer, and Director
Tammera Anne Mees		Secretary, Principal Accounting Officer, and Director
Larry Aamold		Director
Charmaine Matteis		Director

Ardell D. Mees, CEO, CFO, Director. Mr. Mees has been our Chief Executive Officer, Chief Financial Officer, Treasurer and Director since our inception. Mr. Mees originally founded our company’s original predecessor, ADM Enterprises, a Sole Proprietorship, in 1988. At all times, in the 25 year history of this company, Mr. Mees has maintained and has been responsible for all the day-to-day operations of the Company. In 2006, our company redomiciled to the State of Nevada and changed our name to ADM Endeavors, Inc. Mr. Mees has specialized training as a decor installation contractor. He acts as Chief Installer on a majority of our installation projects. He is responsible for securing and maintaining relationships with our contracted grocers, design firms and remodelers. Mr. Mees maintains the upkeep of the installation equipment and vehicles. Additionally Mr. Mees is responsible for transporting the company vehicles and utility trailers, with tools and parts, to and from job sites across the United States. He also maintains the Company vehicles, customer accounts, and handles all public relations with clients. In addition, Mr. Mees coordinates and oversees all onsite installations, and is responsible for the costing and bidding process. The attributes and experience Mr. Mees possesses makes him a valuable Director of the Company.

Tammera Mees, Secretary, Principal Accounting Officer, and Director. Tammera Mees has been the Company’s Secretary, Principal Accounting Officer and Director since its inception. Her duties for the last 23 years have included managing the Company’s finances which include but are not limited to; processing accounts receivable, accounts payable, project estimating, bidding and scheduling. Tammera Mees attended the University of North Dakota studying Business Management and has had 27 years of office management experience that gives her the necessary experience to keep the business well managed and coordinated. Tammera has worked onsite with Ardell on many projects since 1990 and understands the project requirements and timelines giving her an advantage of estimating the projects accordingly. Tammera’s vast knowledge and expertise in the interior design industry allows her to be a valuable officer and director of the Company.

Larry Aamold, Director. Larry Aamold was appointed to the Board of Director in June of 2013. Since 1989, Larry has worked as a self-employed construction contractor under the name Larry Aamold Construction. Larry’s experience ranges from framing houses to finish work and commercial construction. Since1989, Larry has subcontracted installation work through ADM and has worked on numerous projects for ADM since that time. Larry has first hand knowledge of the installation techniques and standards of ADM. He has successfully managed many of ADM’s projects with multiple crew members. Larry was brought onto the Board of Directors to take advantage of his vast construction expertise and knowledge as the company expands. Larry will assist in managing and supervisation of additional construction crews in the Company’s planned expansion of operations.

Charmaine Matteis, Director. Charmaine Matteis was appointed to the Board of Director’s in June of 2013. From 2003 to present, she has managed three Comfort Inn properties in Bismarck, ND. In this position she oversees and is responsible for all day to day operations of the three properties which include employee supervision, payroll, financial reporting, and finances. Since 2010 Charmaine has assisted the Company with all aspects of the Company’s books and records and required filings with the State and tax returns. Charmaine’s back office experience combined with her ability to manage multiple locations will be invaluable to the Company’s Board of Directors. Charmaine will assist in managing the additional personnel, records, payroll and other filings needed once the Company expands with its future planned operations.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members. Each director of the Company serves for a term of one year or until a successor is elected at the Company’s annual shareholders meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified.

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

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors, which the Board considers when evaluating proposed nominees, include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the Corporation if:

●	the Corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the Corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we have no full-time employees whose services are materially significant to our business and operations.

Legal Proceedings

During the past ten years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

●	have been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	have been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	have been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not bee reversed, suspended or vacated; or

●	have been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or have been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(1)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors. The Company plans to form and implement an audit committee as soon as practicable.

Family Relationships

Ardell Mees and Tammera Mees are married. Other than this relationship, there are no family relationships among any of our officers, directors, or persons nominated for such positions.

Code of Ethics

Due to our recent change in business strategy and objectives and our small size and limited resources, we have not yet adopted a code of ethics that applies to our principal executive officer and principal accounting officer, but intend to do so.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission. The Company has evaluated all relevant Section 16(a) filings and has determined that the company is compliant with this section to the best of its knowledge.

ITEM 11. EXECUTIVE COMPENSATION

Our Board of Directors has not established a separate compensation committee. Instead, the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officer(s), decides on benefit plans, and considers other matters as may, from time to time, be referred to it. We do not currently have a Compensation Committee Charter. Our Board continues to emphasize the important link between our performance, which ultimately benefits all shareholders, and the compensation of our executives. Therefore, the primary goal of our executive compensation policy is to closely align the interests of the shareholders with the interests of the executive officer(s). In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in us.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ardell Mees	2015	0	0	0	0	0	0	0	0
CEO, CFO, and Director	2014	72,000	17,838	0	0	0	0	0	89,838

Tammera Mees	2015	0	0	0	0	0	0	0	0
Secretary and Director	2014	14,439	0	0	0	0	0	0	14,439

Larry Aamold	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

Charmaine Matteis	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

Employment Agreements

On January 3, 2013, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees will receive an annual base salary of $72,000. For the years ended December 31, 2013 and 2012 the Company accrued a salary to Mr. Mees in the amount of $72,000. For the years ended December 31, 2014 and 2013, the Company actually paid Mr. Mees $89,838 and $67,524 against his accrued salary.

On February 6, 2014, the employment agreement dated January 3, 2013, referenced above, was amended to remove Sections 3(d), (e), and (f) of the agreement. Prior to the amendment of the employment agreement, Mr. Mees was not paid any bonuses or commissions pursuant to the applications of Sections 3(d) through (f) of the agreement.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2015, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Ardell Mees, CEO and Director	-	-	-	-	-	-	-	-	-

Tammera Mees, Secretary, CAO and Director	-	-	-	-	-	-	-	-	-

Larry Aamold, Director	-	-	-	-	-	-	-	-	-

Charmaine Matteis, Director	-	-	-	-	-	-	-	-	-

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the year ended December 31, 2015.

LONG-TERM INCENTIVE PLANS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2015, we had 123,170,000 shares of common stock issued and outstanding. The following table sets forth information known to us as of December 31, 2015 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each director;

●	each named executive officer; and

●	all named executive officers and directors as a group.

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

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Common Stock	Ardell Mees, CEO, CFO and Director (2)	43,000,000	34.91%

Common Stock	Tammera Mees, Secretary, CAO and Director (2)	22,000,000	17.86%

Common Stock	Larry Aamold, Director (2)	-	0.0%

Common Stock	Chramaine Matteis, Director (2)	-	0.0%

Common Stock	All directors and named executive officers as a group (4 persons)	65,000,000	52.77%

(1)	Percentage of beneficial ownership of our common stock is based on 123,170,000 shares of common stock outstanding as of December 31, 2015.

(2)	Unless otherwise indicated, the business address of each person listed is in care of 2021 N 3rd St., Bismarck, ND 58501.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Office Space

The Company has been provided office space by its chief executive officer, Ardell Mees at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees incurred for the fiscal years ended December 31, 2015 and 2014 were $24,500. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal years ended December 31, 2015 and 2014, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Agreement with Ardell Mees dated January 3, 2015.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         Filed herewith

(1)       Incorporated by reference from Form S-1 filed with the SEC on October 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ADM ENDEAVORS, INC.

Date: January 24, 2017	By:	/s/ Ardell Mees
	Name:	Ardell Mees
	Title:	Chief Executive Officer, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ardell Mees		January 24, 2017
Ardell Mees	Director

/s/ Tammera Mees		January 24, 2017
Tammera Mees	Director

/s/ Larry Aamold		January 24, 2017
Larry Aamold	Director

/s/ Charmaine Matteis		January 24, 2017
Charmaine Matteis	Director

