Form 10-K/A
period 2015-12-31
ADM ENDEAVORS, INC.
filed 2017-02-06
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note: This Amendment No.1 on Form 10-K/A is being filed to amend the original Form 10-K filed with the Securities and Exchange Commission on January 24, 2017 to correct a typographical error on the date of the Auditor’s Report on page 13.

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

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

West Palm Beach, Florida

January 18, 2017

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

ADM ENDEAVORS, INC.

Date: February 6, 2017	By:	/s/ Ardell Mees
	Name:	Ardell Mees
	Title:	Chief Executive Officer, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ardell Mees		February 6, 2017
Ardell Mees	Director

/s/ Tammera Mees		February 6, 2017
Tammera Mees	Director

/s/ Larry Aamold		February 6, 2017
Larry Aamold	Director

/s/ Charmaine Matteis		February 6, 2017
Charmaine Matteis	Director

