Form 10-Q
period 2016-03-31
ADM ENDEAVORS, INC.
filed 2017-02-13
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-191618

ADM ENDEAVORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0459323
(State of incorporation)	(I.R.S. Employer Identification No.)

2021 N. 3RD Street

Bismarck, North Dakota 58501

(Address of principal executive offices)

(701) 226-9058

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

As of March 31, 2016, there were 123,170,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM ENDEAVORS, INC.

Consolidated Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$67,937	$46,002
Accounts receivable	62	40,009
Total current assets	67,999	86,011
Properties and equipment, net	18,863	20,844
Total assets	$86,862	$106,855

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$29,971	$26,526
Accrued expenses	114,519	116,579
Due related party	28,609	31,203
Current portion of note payable	4,108	4,066
Total current liabilities	177,207	178,374
Note Payable, net of current portion	18,484	19,253
Total liabilities	195,691	197,627

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value $0.001 authorized 80,000,000 shares, none issued	-	-
Common stock; par value $0.001 authorized 800,000,000 shares, issued 123,170,000 and 123,170,000, respectively	125,024	124,468
Additional paid in capital	14,395,768	14,257,261
Accumulated deficit	(14,629,621)	(14,472,501)
Total stockholders’ equity (deficit)	(108,829)	(90,772)
Total liabilities and stockholders’ equity	$86,862	$106,855

(The accompanying notes are an integral part of these consolidated financial statements)

ADM ENDEAVORS, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2016	2015

Revenues	$46,800	$61,600
Cost of revenues	14,483	6,895
Gross margin	32,317	54,705

Operating expenses:
General and Administrative	22,774	27,905
Consulting expense	139,063	-
Officer Compensation	18,000	27,913
Travel	7,638	8,139
Total operating expenses	187,475	63,957
Operating Income (Loss)	(155,158)	(9,252)

Other expenses
Interest Expense	1,962	291
Total expenses	1,962	291
Loss before taxes	(157,120)	(9,543)

Income Tax Provision	-	-

Net Income (Loss)	$(157,120)	$(9,543)

Gain (Loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	124,755,211	117,795,000

(The accompanying notes are an integral part of these consolidated financial statements)

ADM ENDEAVORS, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total
Balance December 31, 2015	124,467,916	124,468	14,257,261	(14,472,501)	(90,772)

Stock to be issued for services	556,252	556	138,507	-	139,063

Net loss for the period ended	-	-	-	(157,120)	(157,120)
Balance March 31, 2016	125,024,168	$125,024	$14,395,768	$(14,629,621)	$(108,829)

(The accompanying notes are an integral part of these consolidated financial statements)

ADM ENDEAVORS, INC.

Consolidated Statements of Cash Flow

(unaudited)

	2016	2015

CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the period	$(157,120)	$(9,543)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	139,063	-
Depreciation	1,981	1,981
Change in operating assets and liabilities:
(Increase) in accounts receivable	39,947	(14,437)
Due related party	-	13,800
Increase in accounts payable	3,445	3,000
Increase in accrued expenses	(2,060)	11,500
Cash Flows provided by (used) in operating activities	25,256	6,301

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(727)	(946)
Proceeds from Shareholder Loan	(2,594)	-
Net cash used in financing activities	(3,321)	(946)

Net increase (decrease) in cash	21,935	5,355
Cash at beginning of period	46,002	11,009
Cash at end of period	$67,937	$16,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,962	$291
Franchise and income taxes	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

ADM ENDEAVORS, INC.

Notes to the Consolidated Financial Statements

March 31, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at March 31, 2016 and December 31, 2015 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid consulting expense, accounts payable, and note payable approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2016 and December 31, 2015.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2016 and December 31, 2015.

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

There were potentially no dilutive shares outstanding at March 31, 2016 and December 31, 2015.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
Equipment	$14,825	$14,825
Trucks	89,125	89,125
Less: Accumulated Depreciation	(85,087)	(83,106)
Property and Equipment, net	$18,863	$20,844

Depreciation expense

Depreciation expense for the three months ended March 31, 2016 and 2015 was $1,981 and $1,981, respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of March 31, 2016 and December 31, 2015, the Company has a note payable balance of $22,592 and $23,319, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the period ended March 31, 2016 and the year ended December 31, 2015, the Chief Executive Officer advanced the Company $28,609 and $31,203.

Employment Agreement

On January 3, 2015, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 125,024,168 and 124,467,916 outstanding shares of common stock and no outstanding shares of Preferred stock at March 31, 2016 and December 31, 2015, respectively.

Common shares to be issued during the first quarter of 2016

On May 30, 2015, the Company granted 2,225,000 shares valued at $556,250 for consulting services to a related party. The $556,250 is being amortized over the one-year contract. During the quarter ended March 31, 2016, the Company incurred consulting expense of $139,063 related to this grant.

NOTE 7 – CONCENTRATION OF CUSTOMER

For the three months ended March 31, 2016 the Company has one customer which amounted to 100% of their sales.

For the three months ended March 31, 2015, the Company has four customers which amounted to approximately 92% of their sales with one of the customers equaling 43%.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2016	December 31, 2015
	$	$
Current Assets	67,999	86,011
Current Liabilities	177,207	178,374
Working Capital (Deficit)	(109,208)	(92,363)

Cash Flows

	March 31, 2016	March 31, 2015
	$	$
Cash Flows provided by Operating Activities	25,256	6,301
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	(3,321)	(946)
Net increase in Cash During Period	21,935	5,355

Operating Revenues

For the three months ended March 31, 2016, the Company earned revenues of $46,800 compared with $61,600 for the three months ended March 31, 2015.

Operating Expenses and Net Income (Loss)

For the three months ended March 31, 2016, the Company incurred operating expenses of $187,475 compared with $63,957 for the three months ended March 31, 2015. The increase of $123,518 is due largely to an increase in consulting expense of $139,063.

For the three months ended March 31, 2016, the Company realized a net loss of $157,120 compared with a net loss of $9,543 for the three months ended March 31, 2015.

During the three months ended March 31, 2016, the Company recorded income per share of $0.00 compared with income per share of $0.00 for the three months ended March 31, 2015.

Liquidity and Capital Resources

As at March 31, 2016, the Company had cash and total assets of $67,937 and $86,862, respectively compared with cash of $46,002 and total assets of $106,855 as at December 31, 2015. The decrease in total assets was attributed to a decrease in accounts receivable.

As at March 31, 2016, the Company had total liabilities of $195,691 compared with total liabilities of $197,627 at December 31, 2015.

As at March 31, 2016, the Company had a working capital deficit of $109,208 compared with a working capital deficit of $92,363 as at December 31, 2015. The change in working capital deficit was due to a decrease in accounts receivable.

Cash Flow from Operating Activities

During the period ended March 31, 2016, operating activities provided the Company with $25,256 compared with $6,301 during the period ended March 31, 2015. The increase in net cash provided by operating activities was due to an increase in accounts receivable.

Cash Flow from Investing Activities

During the periods ended March 31, 2016 and March 31, 2015, the Company did not use or accumulate cash related to investing activities.

Cash Flow from Financing Activities

During the period ended March 31, 2016, the Company used $3,321 of cash from financing activities compared to $946 for the period ended March 31, 2015.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

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

ADM ENDEAVORS, INC.

Dated: February 13, 2017	By:	/s/ Ardell Mees
	Name:	Ardell Mees
	Its:	Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 13, 2017	By:	/s/ Tammy Mees
	Name:	Tammy Mees
	Its:	Secretary, Principal Accounting Officer, and Director

