Form 10-Q
period 2016-06-30
ADM ENDEAVORS, INC.
filed 2017-02-13
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

[  ] Yes [X] No

As of June 30, 2016, there were 123,170,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM ENDEAVORS, INC.

Consolidated Balance Sheets

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash	$28,148	$46,002
Accounts receivable	62	40,009
Total current assets	28,210	86,011
Properties and equipment, net	16,882	20,844
Total assets	$45,092	$106,855

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$36,605	$26,526
Accrued expenses	94,196	116,579
Due related party	45,970	31,203
Current portion of note payable	4,282	4,066
Total current liabilities	181,053	178,374
Note Payable, net of current portion	17,027	19,253
Total liabilities	198,080	197,627

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value $0.001 authorized 80,000,000 shares, none issued	-
Common stock; par value $0.001 authorized 800,000,000
shares, issued 123,170,000 and 123,170,000, respectively	125,395	124,468
Additional paid in capital	14,488,105	14,257,261
Accumulated deficit	(14,766,486)	(14,472,501)
Total stockholders’ equity (deficit)	(152,987)	(90,772)
Total liabilities and stockholders’ equity	$45,093	$106,855

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$43,356	$118,879	$90,156	$180,479
Cost of revenues	12,870	58,804	27,353	65,699
Gross margin	30,486	60,075	62,803	114,780

Operating expenses:
General and Administrative	44,526	16,739	67,300	44,644
Consulting expense	92,707	1,243,947	231,770	1,243,947
Officer Compensation	18,000	24,122	36,000	52,035
Travel	11,077	2,797	18,715	10,936
Total operating expenses	166,310	1,287,605	353,785	1,351,562
Operating Income (Loss)	(135,824)	(1,227,530)	(290,982)	(1,236,782)

Other expenses
Interest Expense	1,043	3,652	3,005	3,943
Total expenses	1,043	3,652	3,005	3,943
Loss before taxes	(136,867)	(1,231,182)	(293,987)	(1,240,725)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(136,867)	$(1,231,182)	$(293,987)	$(1,240,725)

Gain (Loss) per share, basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	124,655,368	119,459,286	124,983,416	118,631,740

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total
Balance December 31, 2015	124,467,916	$124,468	$14,257,261	$(14,472,501)	$(90,772)

Stock to be issued for services	556,252	556	138,507	-	139,063

Net loss for the period ended	-	-	-	(157,120)	(157,120)

Balance March 31, 2016	125,024,168	$125,024	$14,395,768	$(14,629,621)	$(108,829)

Stock to be issued for services	370,829	371	92,337	-	92,707

Net loss for the period ended	-	-	-	(136,865)	(136,865)

Balance June 30, 2016	125,394,997	$125,395	$14,488,105	$(14,766,486)	$(152,987)

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Consolidated Statements of Cash Flow

(unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the period	$(293,985)	$(1,240,725)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	231,770	1,243,946
Depreciation	3,962	3,963
Change in operating assets and liabilities:
(Increase) in accounts receivable	39,947	(72,698)
Due related party	-	27,626
Increase in accounts payable	10,079	38,307
Increase in accrued expenses	(22,384)	-
Cash Flows provided by (used) in operating activities	(30,611)	419

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(2,010)	-
Proceeds from Shareholder Loan	14,767	(1,939)
Net cash provided by (used in) financing activities	12,757	(1,939)

Net increase (decrease) in cash	(17,854)	(1,520)
Cash at beginning of period	46,002	11,009
Cash at end of period	$28,148	$9,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,159	$3943
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Notes to the Consolidated Financial Statements

June 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at June 30, 2016 and December 31, 2015 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid consulting expense, accounts payable, and note payable approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2016 and December 31, 2015.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2016 and December 31, 2015.

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

There were potentially no dilutive shares outstanding at June 30, 2016 and December 31, 2015.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Equipment	$14,825	$14,825
Trucks	89,125	89,125
Less: Accumulated Depreciation	(87,068)	(83,106)
Property and Equipment, net	$16,882	$20,844

Depreciation expense

Depreciation expense for the six months ended June 30, 2016 and 2015 was $3,962 and $3,963 respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of June 30, 2016 and December 31, 2015, the Company has a note payable balance of $21,309 and $23,319, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Chief Executive Officer advanced the Company $45,970 and $31,203.

Employment Agreement

On January 3, 2015, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 125,394,997 and 124,467,916 outstanding shares of common stock and no outstanding shares of Preferred stock at June 30, 2016 and December 31, 2015, respectively.

Common shares to be issued during the second quarter of 2016

On May 30, 2016, the Company granted 2,225,000 common shares valued at $556,250 or $0.25 per share for consulting services to a related party. The $556,250 is being amortized over the one-year term on the contract. During the quarter ended June 30, 2016 the Company incurred consulting services expense of $92,708 related to this grant.

NOTE 7 – CONCENTRATION OF CUSTOMER

For the six months ended June 30, 2016 the Company has one customer which amounted to 100% of their sales

For the six months ended June 30, 2015 the Company has one customers which amounted to approximately 82% of their sales.

NOTE 8 – SUBSEQUENT EVENTS

On July 26, 2016, the Company issued 350,000 shares of common stock valued at $87,500, or $0.25 per share, for consulting services.

On October 24, 2016, the Company issued 2,225,000 shares of common stock related to the grant on May 30, 2015 pursuant to a consulting agreement.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2016	December 31, 2015
	$	$
Current Assets	28,210	86,011
Current Liabilities	181,053	178,374
Working Capital (Deficit)	(152,843)	(92,363)

Cash Flows

	Six months ended June 30, 2015	Six months ended June 30, 2015
	$	$
Cash Flows provided by (used in) Operating Activities	(30,611)	419
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	12,757	(1,939)
Net increase (decrease) in Cash During Period	(17,854)	(1,520)

Operating Revenues

For the six months ended June 30, 2016, the Company earned revenues of $90,156 compared with $180,479 for the six months ended June 30, 2015. For the three months ended June 30, 2016, the company earned revenues of $43,356 compared with $118,879 for the three months ended June 30, 2015.

Operating Expenses and Net Income (Loss)

For the six months ended June 30, 2016, the Company incurred operating expenses of $353,785 compared with $1,351,562 for the six months ended June 30, 2015. The decrease of $997,777 is due largely to a decrease in consulting expenses.

For the three months ended June 30, 2016, the Company incurred operating expenses of $166,310 compared with $1,287,605 for the three months ended June 30, 2015. The decrease of $1,121,295 is due largely to a decrease in consulting expenses.

For the six months ended June 30, 2016, the Company realized a net loss of $293,987 compared with a net loss of $1,240,725 for the six months ended June 30, 2015.

During the six months ended June 30, 2016, the Company recorded net loss per share of $0.00 compared with a loss per share of $0.01 for the six months ended June 30, 2015.

Liquidity and Capital Resources

As at June 30, 2016, the Company had cash and total assets of $28,148 and $45,092, respectively, compared with cash of $46,002 and total assets of $106,855 as at December 31, 2015. The decrease in total assets was attributed to a decrease in accounts receivable.

As at June 30, 2016, the Company had total liabilities of $198,080 compared with total liabilities of $197,627 at December 31, 2015. The nominal increase in total liabilities was attributed to an increase of $10,079 in accounts payable and offset by a decrease of $22,383 of accrued expenses.

As at June 30, 2016, the Company had a working capital deficit of $152,843 compared with a working capital deficit of $92,363 as at December 31, 2015. The increase in working capital deficit was due to a decrease in accounts receivable.

Cash Flow from Operating Activities

During the period ended June 30, 2016, the Company used $30,611 in cash for operating activities compared to $419 of cash provided by operating activities during the period ended June 30, 2015. The decrease in net cash provided by operating activities was due to a decrease in accounts payable.

Cash Flow from Investing Activities

During the period ended June 30, 2016, the Company did not use or accumulate cash related to investing activities.

Cash Flow from Financing Activities

During the period ended June 30, 2016, financing activities provided the Company with $12,757 in cash compared to $1,939 in cash used for the period ended June 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

