Form 10-Q
period 2016-09-30
ADM ENDEAVORS, INC.
filed 2017-02-13
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

[  ] Yes [X] No

As of September 30, 2016, there were 123,520,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADM ENDEAVORS, INC.

Consolidated Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash	$6,107	$46,002
Accounts receivable	62	40,009
Total current assets	6,169	86,011
Properties and equipment, net	14,901	20,844
Total assets	$21,070	$106,855

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$14,691	$26,526
Accrued expenses	153,684	116,578
Due related party	55,718	31,203
Current portion of note payable	4,206	4,066
Total current liabilities	228,299	178,373
Note Payable, net of current portion	16,010	19,253
Total liabilities	244,309	197,626

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value $0.001 authorized 80,000,000 shares, none issued	-	-
Common stock; par value $0.001 authorized 800,000,000 shares, issued 123,520,000 and 123,170,000, respectively	126,495	124,468
Additional paid in capital	14,761,922	14,257,261
Accumulated deficit	(15,111,656)	(14,472,501)
Total stockholders’ equity (deficit)	(223,239)	(90,772)
Total liabilities and stockholders’ equity	$21,070	$106,854

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$7,032	$67,980	$97,188	$248,459
Cost of revenues	5,810	50,993	33,163	116,692
Gross margin	1,222	16,987	64,025	131,767

Operating expenses:
General and Administrative	40,954	52,409	108,254	69,847
Consulting expense	274,917	277,358	506,687	1,521,305
Officer Compensation	18,000	18,000	54,000	70,035
Travel	8,011	4,392	26,726	15,328
Total operating expenses	341,882	352,159	695,667	1,676,515
Operating Income (Loss)	(340,660)	(335,172)	(631,642)	(1,544,748)

Other expenses
Interest Expense	4,510	280	7,515	4,223
Total expenses	4,510	280	7,515	4,223
Loss before taxes	(345,170)	(335,452)	(639,157)	(1,548,971)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(345,170)	$(335,452)	$(639,157)	$(1,548,971)

Gain (Loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	126,027,796	123,170,000	125,342,728	120,150,054

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total
Balance December 31, 2015	124,467,916	$124,468	$14,257,261	$(14,472,501)	$(90,772)

Stock to be issued for services	556,252	556	138,507	-	139,063

Net loss for the period ended	-	-	-	(157,120)	(157,120)

Balance March 31, 2016	125,024,168	$125,024	$14,395,768	$(14,629,621)	$(108,829)

Stock to be issued for services	370,829	371	92,337	-	92,707

Net loss for the period ended	-	-	-	(136,865)	(136,865)

Balance June 30, 2016	125,394,997	$125,395	$14,488,105	$914,766,486)	$(152,986)

Stock to be issued for services	749,668	750	186,667	-	187,417

Stock issued for services	350,000	350	87,150	-	87,500

Net loss for the period ended	-	-	-	(345,170)	(345,170)

Balance September 30, 2016	126,494,665	$126,495	$14,761,922	$(15,111,656)	$(223,239)

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Consolidated Statements of Cash Flow

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the period	$(639,155)	$(1,548,971)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	506,688	1,521,305
Depreciation	5,943	5,943
Change in operating assets and liabilities:
(Increase) in accounts receivable	39,947	(45,303)
Due related party	-	35,206
Increase in accounts payable	(11,835)	48,824
Increase in accrued expenses	37,106	-
Cash Flows provided by (used) in operating activities	(61,306)	17,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(3,104)	-
Proceeds from Shareholder Loan	24,515	(3,176)
Net cash used in financing activities	21,411	(3,176)

Net increase (decrease) in cash	(39,895)	13,828
Cash at beginning of period	46,002	11,009
Cash at end of period	$6,107	$24,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,515	$4,223
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Notes to the Consolidated Financial Statements

September 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at September 30, 2016 and December 31, 2015 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid consulting expense, accounts payable, and note payable approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2016 and December 31, 2015.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2016 and December 31, 2015.

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

There were potentially no dilutive shares outstanding at September 30, 2016 and December 31, 2015.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Equipment	$14,825	$14,825
Trucks	89,125	89,125
Less: Accumulated Depreciation	(89,049)	(83,106)
Property and Equipment, net	$14,901	$20,844

Depreciation expense

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $5,943 and $5,943 respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of September 30, 2016 and December 31, 2015, the Company has a note payable balance of $20,216 and $23,319, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Chief Executive Officer advanced the Company $55,718 and $31,203.

Employment Agreement

On January 3, 2015, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 126,494,665 and 124,467,916 outstanding shares of common stock and no outstanding shares of Preferred stock at September 30, 2016 and December 31, 2015, respectively.

Common shares issued and to be issued during the third quarter of 2016

On May 30, 2015, the Company granted 2,225,000 shares of common stock valued at $556,250 or $0.25 per share for consulting services to a related party. The $556,250 is being amortized over the one-year term on the contract. During the period ended September 30, 2016, the Company recognized consulting expense of $187,000 related to this grant.

On July 26, 2016, the Company granted 350,000 shares valued at $87,500 or $0.25 per share for consulting services.

NOTE 7 – CONCENTRATION OF CUSTOMER

For the nine months year ended September 30, 2016 the Company has one customer which amounted to 100% of their sales For the nine months year ended September 30, 2015, the Company has one customers which amounted to approximately 82% of their sales.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2016	December 31, 2015
	$	$
Current Assets	6,169	86,011
Current Liabilities	228,299	178,373
Working Capital	(222,130)	(92,362)

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
	$	$
Cash Flows provided by (used in) Operating Activities	(61,306)	17,004
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	21,411	(3,176)
Net increase (decrease) in Cash During Period	(39,895)	13,828

Operating Revenues

For the nine months ended September 30, 2016, the Company earned revenues of $97,188 compared with $248,459 for the nine months ended September 30, 2015. For the three months ended September 30, 2016, the company earned revenues of $7,032 compared with $67,980 for the quarter ended September 30, 2015.

Operating Expenses and Net Income (Loss)

For the nine months ended September 30, 2016, the Company incurred operating expenses of $695,667 compared with $1,676,515 for the nine months ended September 30, 2015. The increase is largely due to an increase in consulting expenses.

For the three months ended September 30, 2016, the Company incurred operating expenses of $341,882 compared with $352,159 for the three months ended September 30, 2015. The decrease is due to decreases in general and administrative expenses and consulting expenses.

For the nine months ended September 30, 2016, the Company realized a net loss of $631,642 compared with a net loss of $1,544,748 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company recorded a net loss per share of $0.01 compared with a net loss per share of $0.01 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As at September 30, 2016, the Company had cash and total assets of $6,107 and $21,070, respectively, compared with cash of $46,002 and total assets of $106,855 as at December 31, 2015. The decrease in total assets was attributed to a decrease in accounts receivable.

As at September 30, 2016, the Company had total liabilities of $244,309 compared with total liabilities of $197,626 at December 31, 2015. The increase in total liabilities was attributed largely to an increase in accrued expenses of $37,106.

As at September 30, 2016, the Company had a working capital deficit of $222,130 compared with a working capital deficit of $92,362 as at December 31, 2015. The increase in working capital deficit was due to a decrease in accounts receivable.

Cash Flow from Operating Activities

During the period ended September 30, 2016, the Company’s operating activities used $61,306 in cash compared to providing the Company with $17,004 in cash during the period ended September 30, 2015. The decrease in net cash provided by operating activities was due to a decrease in accounts payable.

Cash Flow from Investing Activities

During the period ended September 30, 2016, the Company did not use or accumulate cash related to investing activities, compared to $0 used or accumulated cash during the period ending September 30, 2015.

Cash Flow from Financing Activities

During the period ended September 30, 2016, the Company’s financing activities provided $21,411 in cash, compared to $3,176 in cash used for the period ended September 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

