Form 10-K
period 2016-12-31
ADM ENDEAVORS, INC.
filed 2017-06-06
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016: $14,542,000.

As of December 31, 2016, the issuer had 127,050,917 shares of its common stock issued and outstanding.

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

In May of 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 shares at a par value of $0.001 per share.

Current Business Operations

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company accepted effective status as a reporting company on September 18, 2013 through the filing of an S-1 registration statement with the Securities and Exchange Commission. As of the filing date of this annual report, there is no market for the Company’s stock. The Company is working with a market maker and is planning to submit its application to FINRA to acquire a ticker symbol in the near future. The Company plans on listing the stock for quotation on the Over-The-Counter Markets and will submit an application with FINRA for a trading symbol.

Holders

As of December 31, 2016, there were approximately 127,050,917 shares of common stock issued and outstanding, held by 49 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

In May of 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 shares at a par value of $0.001 per share.

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

Liquidity and Capital Resources

Current and Planned Operations

Currently, the Company has to travel to and from its only office in North Dakota to the mid-west to bid and compete for sales. The Company hopes to expand operations by opening a satellite office in the mid-western region whereby it could aggressively bid on projects easier and more efficiently. The Company also plans to mitigate the uncertainty of the U.S. economy by increasing its customer base to include mid-sized grocery chains as well.

The large national supermarket chains usually remodel their stores every (4) four to (6) six years. The Company has noticed that national chains will more typically begin remodeling projects in the second half of the year, with completion before the holiday season. The majority of the Company’s revenues are derived from Super Valu, Inc or Associated Wholesale Grocers which are 2 of many interior grocery store décor design companies. The duration of the contracts awarded can range anywhere from 1 week to 1 month, depending on how large the store is. It normally takes 21-30 days upon completion of projects to be paid in full.

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

Results of Operations for the Years Ended December 31, 2016 and 2015

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

9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors ADM Endeavors, Inc.

We have audited the accompanying balance sheet of ADM Endeavors, Inc., as of December 31, 2016 and 2015 and the related statements of operations, stockholders' equity and cash flows for the two years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADM Endeavors, Inc., as of December 31, 2016 and 2015 and results of its operations and its cash flows for each of the two years ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2016, the Company had accumulated losses of approximately $15,250,000, has generated limited revenue, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Soles, Heyn & Company LLP

Soles, Heyn & Company, LLP

West Palm Beach, Florida

June 2, 2017

ADM ENDEAVORS, INC.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets

Current assets
Cash	15,960	$46,002
Accounts receivable	196	40,009
Total current assets	16,156	86,011
Properties and equipment, net	17,676	20,844
Total assets	$33,832	$106,855

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$70,514	$26,526
Accrued expenses	80,696	116,579
Customer deposits	5,000	0
Due related party	75,408	31,203
Current portion of note payable	4,206	4,066
Total current liabilities	235,824	178,374
Note Payable, net of current portion	14,975	19,253
Total liabilities	250,799	197,627

Commitments and contingencies

Stockholders’ Equity (deficit)
Common stock to be issued		0
Preferred stock; par value $0.001 authorized 80,000,000 shares, none issued	-	-
Common stock; par value $0.001 authorized 800,000,000 shares, issued 127,050,917 and 124,467,916, respectively	127,051	124,468
Additional paid in capital	14,900,429	14,257,261
Accumulated deficit	(15,244,447)	(14,472,501)
Total stockholders’ equity (deficit)	(216,967)	(90,772)
Total liabilities and stockholders’ equity (deficit)	$33,832	$106,855

(The accompanying notes are an integral part of these consolidated financial statements)

ADM ENDEAVORS, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015

Revenues	$189,406	$437,896
Cost of revenues	53,290	145,236
Gross margin	136,116	292,660

Operating expenses:
General and Administrative	133,674	110,878
Consulting expense	654,751	787,500
Officer Compensation	89,070	88,035
Travel	32,416	31,469
Total operating expenses	900,911	1,017,882
Operating Loss	(764,795)	(725,222)

Other expenses
Interest Expense	7,151	3,413
Total expenses	7,151	3,413
Loss before taxes	(771,946)	(728,635)

Income Tax Provision	-	-

Net Loss	$(771,946)	$(728,635)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	125,601,687	122,597,924

(The accompanying notes are an integral part of these consolidated financial statements)

ADM ENDEAVORS, INC.

Consolidated Statements of Cash Flow

	For the Years Ended December 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the year	$(771,946)	$(728,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	645,751	787,500
Depreciation	7,925	7,925
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	39,813	(40,009)
Increase (decrease) in accounts payable	43,988	(9,487)
Increase (decrease) in customer deposits	5,000	(9,619)
Decrease in accrued expenses	(35,883)	—
Cash Flows (used in) provided by operating activities	(65,352)	7,675
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(4,757)	—
Net cash used in financing activities	(4,757)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(4,138)	(3,885)
Proceeds from Shareholder Loan	44,205	31,203
Net cash provided by financing activities	40,067	27,318

Net (decrease) increase in cash	(30,042)	34,993
Cash at beginning of year	46,002	11,009
Cash at end of year	$15,960	$46,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,151	$3,413
Franchise and income taxes	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

ADM ENDEAVORS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ DEFICIT

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance December 31, 2014	121,317,920	$121,318	$13,472,912	$(13,743,866)	$(149,636)
Stock issued for services	1,852,080	1,852	461,168	-	463,020
Stock to be issued for services	1,297,916	1,298	323,181	-	324,479
Net loss for the year				(728,635)	(728,635)

Balance December 31, 2015	124,467,916	124,468	14,257,261	(14,472,501)	(90,772)

Stock issued for services	350,000	350	87,150	-	87,500
Stock to be issued for services	2,233,001	2,233	556,018	-	558,251
Net loss for the year ended	-	-	-	(771,946)	(771,946)
Balance December 31, 2016	127,050,917	$127,051	$14,900,429	$(15,244,447)	$(216,967)

(The accompanying notes are an integral part of these consolidated financial statements)

ADM ENDEAVORS, INC.

Notes to the Consolidated Financial Statements

December 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at December 31, 2016 and December 31, 2015 for the periods then ended. All intercompany balances and transactions have been eliminated.

Going Concern

The Company has sustained losses and may continue to experience losses in the near term. We continue to be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. . The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid consulting expense, accounts payable, and note payable approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2016 and December 31, 2015.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2016 and December 31, 2015.

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

Net loss per share

The Company computes basic and diluted loss per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were potentially no dilutive shares outstanding at December 31, 2016 and December 31, 2015.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Equipment	$10,489	$5,732
Trucks	35,000	35,000
Less: Accumulated Depreciation	(27,813)	(19,888)
Property and Equipment, net	$17,676	$20,844

Depreciation expense

Depreciation expense for the years ended December 31, 2016 and 2015 was $7,925 and $7,925 respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of December 31, 2016 and December 31, 2015, the Company has a note payable balance of $19,181 and $23,319, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the years ended December 31, 2016 and 2015, respectively, the Chief Executive Officer advanced the Company $75,408 and $31,203.

Employment Agreement

On January 3, 2015, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. The amount payable to Mr. Mees at December 31, 2016 and December 31, 2015 was $75,408 and $31,203, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 127,050,917 and 124,467,916 outstanding shares of common stock and no outstanding shares of Preferred stock at December 31, 2016 and December 31, 2015, respectively.

Common shares issued and to be issued

On May 30, 2015, the Company granted 2,225,000 shares of common stock valued at $556,250 or $0.25 per share for consulting services to a related party. The $556,250 is being amortized over the one-year term on the contract.

On May 30, 2016, the Company granted 2,250,000 shares of common stock valued at $562,500 or $0.25 per share for consulting services to a related party. The $562,500 is being amortized over the one-year term on the contract.

On July 26, 2016, the Company issued 350,000 shares of common stock to a consultant valued at $87,500 or $0.25 per share for consulting services.

During the year ended December 31, 2016, the Company recognized a total consulting expense of $645,751.

NOTE 7 – INCOME TAXES

At December 31, 2016 and 2015 respectively, the Company had net operating loss carryforwards for income tax purposes of $239,740 and $77,663 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2016 through 2036. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2016	2015
Tax benefit computed at U.S. Statutory rate	$(262,462)	$(247,736)
Increase (decrease) in taxes resulting from:
Non-deductible items	219,555	267,750
Change in valuation allowance	(47,487)	(22,151)
State taxes	(5,192)	(2,137)
Total	$-	$-

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2016 and 2015

	2016	2015
Deferred tax assets/(liability)
Net operating loss carryforward	$42,295	$20,014
Accrued compensation	5,192	2,137
Total deferred tax assets/(liability)	47,487	22,151
Less valuation allowance	(47,487)	(22,151)
Net deferred tax asset/liability	$-	$-

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

NOTE 8 – CONCENTRATION OF CUSTOMER

For the year ended December 31, 2016 the Company has 2 customers which amounted to substantially all of its sales with one of the customers equaling 90.05%. For the year ended December 31, 2015 the Company has 5 customers which amounted to substantially all of its sales with one of the customers equaling 77.69%.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO II”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ardell Mees	2016	107,882	0	0	0	0	0	0	107,882
CEO, CFO, and Director	2015	88,503	0	0	0	0	0	0	88,503

Tammera Mees	2016	0	0	0	0	0	0	0	0
Secretary and Director	2015	0	0	0	0	0	0	0	0

Larry Aamold	2016	0	0	0	0	0	0	0	0
Director	2015	0	0	0	0	0	0	0	0

Charmaine Matteis	2016	0	0	0	0	0	0	0	0
Director	2015	0	0	0	0	0	0	0	0

Employment Agreements

As compensation for services, Mr. Mees will receive an annual base salary of $72,000. For the years ended December 31, 2016 and 2015 the Company accrued a salary to Mr. Mees in the amount of $72,000. For the years ended December 31, 2016 and 2015, the Company actually paid Mr. Mees $107,882 and $88,503 against his accrued salary.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2016, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the year ended December 31, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2016, we had 127,050,917 shares of common stock issued and outstanding. The following table sets forth information known to us as of December 31, 2016 relating to the beneficial ownership of shares of our common stock by:

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

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Common Stock	Ardell Mees, CEO, CFO and Director (2)	43,000,000	34.19%

Common Stock	Tammera Mees, Secretary, CAO and Director (2)	22,000,000	17.49%

Common Stock	Larry Aamold, Director (2)	-	0.0%

Common Stock	Chramaine Matteis, Director (2)	-	0.0%

Common Stock	All directors and named executive officers as a group (4 persons)	65,000,000	52.68%

(1)	Percentage of beneficial ownership of our common stock is based on 127,050,917 shares of common stock outstanding as of December 31, 2016.

(2)	Unless otherwise indicated, the business address of each person listed is in care of 2021 N 3rd St., Bismarck, ND 58501.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees incurred for the fiscal years ended December 31, 2016 and 2015 were $24,500. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal years ended December 31, 2016 and 2015, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

ADM ENDEAVORS, INC.

Date: June 6, 2017	By:	/s/ Ardell Mees
	Name:	Ardell Mees
	Title:	Chief Executive Officer, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ardell Mees		June 6, 2017
Ardell Mees	Director

/s/ Tammera Mees		June 6, 2017
Tammera Mees	Director

/s/ Larry Aamold		June 6, 2017
Larry Aamold	Director

/s/ Charmaine Matteis		June 6, 2017
Charmaine Matteis	Director

