Form 10-Q
period 2017-03-31
ADM ENDEAVORS, INC.
filed 2017-06-15
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

[  ]Yes [X] No

As of June 9, 2017, there were 127,607,169 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADM ENDEAVORS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
Assets

Current assets
Cash	$21,516	$15,960
Accounts receivable	196	196
Total current assets	21,712	16,156
Properties and equipment, net	15,695	17,676
Total assets	$37,407	$33,832

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable	$65,835	$70,514
Accrued expenses	91,255	80,696
Customer deposits	-	5,000
Due related party	110,757	75,408
Current portion of note payable	4,291	4,206
Total current liabilities	272,138	235,824
Note Payable, net of current portion	13,844	14,975
Total liabilities	285,982	250,799

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value $0.001 authorized 80,000,000 shares, none issued	-	-
Common stock; par value $0.001 authorized 800,000,000 shares, issued 127,607,169 and 127,050,917, respectively	127,607	127,051

Additional paid in capital	15,038,936	14,900,429
Accumulated deficit	(15,415,118)	(15,244,447)
Total stockholders’ deficit	(248,575)	(216,967)
Total liabilities and stockholders’ deficit	$37,407	$33,832

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ADM ENDEAVORS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$44,265	$46,800
Cost of revenues	9,893	14,483
Gross margin	34,372	32,317

Operating expenses:
General and Administrative	36,252	22,774
Consulting expense	139,063	139,063
Officer Compensation	18,000	18,000
Travel	8,987	7,638
Total operating expenses	202,302	187,475
Operating Income (Loss)	(167,930)	(155,158)

Other expenses
Interest Expense	2,741	1,962
Total expenses	2,741	1,962
Loss before taxes	(170,671)	(157,120)

Income Tax Provision	-	-

Net Income (Loss)	$(170,671)	$(157,120)

Income (Loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	127,096,636	124,755,211

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ADM ENDEAVORS, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the period	$(170,671)	$(157,120)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Common stock issued for services	139,063	139,063
Depreciation	1,981	1,981
Change in operating assets and liabilities:
(Increase) in accounts receivable	-	39,947
(Decrease) increase in accounts payable	(4,679)	3,445
Decrease in customer deposits	(5,000)	-
Increase in accrued expenses	10,559	(2,060)
Cash Flows provided by (used in) provided by operating activities	(28,747)	25,256

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(1,046)	(727)
Proceeds from (repayments of) shareholder loan	35,349	(2,594)
Net cash provided by (used in) financing activities	34,303	(3,321)

Net increase in cash	5,556	21,935
Cash at beginning of period	15,960	46,002
Cash at end of period	$21,516	$67,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,742	$1,962
Franchise and income taxes	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ADM ENDEAVORS, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at March 31, 2017 and December 31, 2016 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid consulting expense, accounts payable, and note payable approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2017 and December 31, 2016.

The Company had no assets or liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2017 and December 31, 2016.

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

There were potentially no dilutive shares outstanding at March 31, 2017 and December 31, 2016.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Equipment	$10,489	$10,489
Trucks	35,000	35,000
Less: Accumulated Depreciation	(29,524)	(27,813)
Property and Equipment, net	$15,965	$17,676

Depreciation expense

Depreciation expense for the three month ended March 31, 2017 and 2016 was $1,981 and $1,981 respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of March 31, 2017 and December 31, 2016, the Company has a note payable balance of $18,135 and $19,181, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the three months ended March 31, 2017 and the year ended December 31, 2016, the Chief Executive Officer advanced the Company $35,349 and $44,205.

Employment Agreement

On January 3, 2015, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. The amount payable to Mr. Mees at March 31, 2017 and December 31, 2016 was $84,457 and $75, 408, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 127,607,169 and 127,050,917 outstanding shares of common stock and no outstanding shares of Preferred stock at March 31, 2017 and December 31, 2016, respectively.

Common shares issued and to be issued during the third quarter of 2016

On May 30, 2015, the Company granted 2,225,000 shares of common stock valued at $556,250 or $0.25 per share for consulting services to a related party. The $556,250 is being amortized over the one-year term on the contract. During the period ended March 31, 2017, the Company recognized consulting expense of $139,063 related to this grant.

On July 26, 2016, the Company granted 350,000 shares valued at $87,500 or $0.25 per share for consulting services.

NOTE 7 – CONCENTRATION OF CUSTOMER

For the three months ended March 31, 2017 and 2016 the Company has one customer which amounted to 100% of their sales.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2017 $	December 31, 2016 $
Current Assets	21,712	16,156
Current Liabilities	272,138	235,824
Working Capital (Deficit)	(250,426)	(219,668)

Cash Flows

	March 31, 2017 $	March 31, 2016 $
Cash Flows (used in) provided by Operating Activities	(28,747)	25,256
Cash Flows from (used in) Investing Activities	-	-
Cash Flows provided by (used in) Financing Activities	34,303	(3,321)
Net increase in Cash During Period	5,556	21,935

Operating Revenues

For the three months ended March 31, 2017, the Company earned revenues of $44,265 compared with $46,800 for the three months ended March 31, 2016.

Operating Expenses and Net Income (Loss)

For the three months ended March 31, 2017, the Company incurred operating expenses of $202,302 compared with $187,475 for the three months ended March 31, 2016. The increase of $14,827 is due largely to an increase in general and administrative expense of $13,478.

For the three months ended March 31, 2017, the Company realized a net loss of $170,671 compared with a net loss of $157,120 for the three months ended March 31, 2016.

The Company recorded net loss per share of $0.00 for both the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

As at March 31, 2017, the Company had cash and total assets of $21,516 and $37,407, respectively compared with cash of $15,960 and total assets of $33,832 as at December 31, 2016. The increase in total assets was attributed to an increase in cash from a related party loan.

As at March 31, 2017, the Company had total liabilities of $285,982 compared with total liabilities of $250,799 at December 31, 2016.

As at March 31, 2017, the Company had a working capital deficit of $250,426 compared with a working capital deficit of $219,668 at December 31, 2016. The change in working capital deficit was due to an increase in losses and amounts due to related party.

Cash Flow from Operating Activities

During the period ended March 31, 2017, operating activities provided the Company with $(28,747) compared with $25,256 during the period ended March 31, 2016. The decrease in net cash provided by operating activities was due to the net loss and a decrease in accounts payable.

Cash Flow from Investing Activities

During the periods ended March 31, 2017 and March 31, 2016, the Company’s cash position did not change due to investing activities.

Cash Flow from Financing Activities

During the period ended March 31, 2017, the Company used $34,303 of cash from financing activities compared to $(3,321) for the period ended March 31, 2016. The increase was due to proceed received from the shareholder loan

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited annual financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ADM ENDEAVORS, INC.

Dated: June 14, 2017		/s/ Ardell Mees
	By:	Ardell Mees
	Its:	Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 14, 2017		/s/ Tammy Mees
	By: Its:	Tammy Mees Secretary and Director

