Form 10-Q
period 2017-06-30
ADM ENDEAVORS, INC.
filed 2017-08-30
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

[  ] Yes [X] No

As of August 23, 2017, there were 128,182,497 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADM ENDEAVORS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
Assets

Current assets
Cash	$27,715	$15,960
Accounts receivable	14,215	196
Total current assets	41,930	16,156
Properties and equipment, net	13,714	17,676
Total assets	$55,644	$33,832

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$84,138	$70,514
Accrued expenses	83,865	80,696
Customer deposits	-	5,000
Due related party	124,104	75,408
Current portion of note payable	4,714	4,206
Total current liabilities	296,821	235,824
Note Payable, net of current portion	12,373	14,975
Total liabilities	309,194	250,799

Commitments and contingencies

Stockholders’ Deficit
Preferred stock; par value $0.001 authorized 80,000,000 shares, none issued	-	-
Common stock; par value $0.001 authorized 800,000,000 shares, issued 128,182,497 and 127,050,917, respectively	128,183	127,051
Additional paid in capital	15,182,193	14,900,429
Accumulated deficit	(15,563,926)	(15,244,447)
Total stockholders’ deficit	(253,550)	(216,967)
Total liabilities and stockholders’ deficit	$55,644	$33,832

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ADM ENDEAVORS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$99,726	$43,356	$143,991	$90,156
Cost of revenues	9,932	12,870	19,825	27,353
Gross margin	89,794	30,486	124,166	62,803

Operating expenses:
General and Administrative	54,827	44,526	91,079	67,300
Consulting expense	143,834	92,707	282,897	231,770
Officer Compensation	28,164	18,000	46,164	36,000
Travel	8,364	11,077	17,351	18,715
Total operating expenses	235,189	166,310	437,491	353,785
Operating Loss	(145,395)	(135,824)	(313,325)	(290,982)

Other expenses
Interest Expense	3,413	1,043	6,154	3,005
Total other expenses	3,413	1,043	6,154	3,005
Loss before taxes	(148,808)	(136,867)	(319,479)	(293,987)

Income Tax Provision	-	-	-	-

Net Loss	$(148,808)	$(136,867)	$(319,479)	$(293,987)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	128,250,786	124,655,368	127,725,589	124,983,416

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ADM ENDEAVORS, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the period	$(319,479)	$(293,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	282,896	231,770
Depreciation	3,962	3,962
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,019)	39,947
Increase in accounts payable	13,624	10,079
Decrease in customer deposits	(5,000)	-
Increase in accrued expenses	3,169	(22,384)
Cash Flows used in operating activities	(34,847)	(30,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	-
Payments on note payable	(2,094)	(2,010)
Proceeds from Shareholder Loan	48,696	14,767
Net cash provided by financing activities	46,602	12,757

Net increase (decrease) in cash	11,755	(17,856)
Cash at beginning of period	15,960	46,002
Cash at end of period	$27,715	$28,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,154	$1,159
Franchise and income taxes	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ADM ENDEAVORS, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at June 30, 2017 and December 31, 2016 for the periods ended June 30, 2017 and 2016. All intercompany balances and transactions have been eliminated.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid consulting expense, accounts payable, and note payable approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2017 and December 31, 2016.

The Company had no assets or liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2017 and December 31, 2016.

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

Net loss per share

The Company computes basic and diluted loss per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were no potentially dilutive shares outstanding at June 30, 2017 and December 31, 2016.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Equipment	$10,489	$10,489
Trucks	35,000	35,000
Less: Accumulated Depreciation	(31,775)	(27,813)
Property and Equipment, net	$13,714	$17,676

Depreciation expense

Depreciation expense for each of the three and six months ended June 30, 2017 and 2016 was $1,981 and $3,962 respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of June 30, 2017, and December 31, 2016, the Company has a note payable balance of $17,087 and $19,181, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the six months ended June 30, 2017 and the year ended December 31, 2016, the Chief Executive Officer advanced the Company $48,696 and $44,205.

Employment Agreement

On January 3, 2015 and 2017, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. The amount payable to Mr. Mees at June 30, 2017 and December 31, 2016 was $76,982 and $75,408, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 128,182,497 and 127,050,917 outstanding shares of common stock and no outstanding shares of Preferred stock at June 30, 2017 and December 31, 2016, respectively.

On May 30, 2017, the Company granted 2,250,000 common shares valued at $562,000 for consulting services to a related party. The $562,500 is being amortized over the one-year term on the contract. During the quarter ended June 30, 2017, the Company issued approximately 187,500 share to common stock valued at approximately $47,000.

Common shares issued and to be issued

On May 30, 2016, the Company granted 2,250,000 shares of common stock valued at $562,500 or $0.25 per share for consulting services to a related party. The $562,500 is being amortized over the one-year term on the contract. During the period ended June 30, 2017, the Company recognized consulting expense of $281,765 related to this grant.

On July 26, 2016, the Company granted 350,000 shares valued at $87,500 or $0.25 per share for consulting services.

NOTE 7 – CONCENTRATION OF CUSTOMER

For the three months ended June 30, 2017 the Company had three customers which amounted to 91% (65%, 15% and 11%) of their sales.

For the six months ended June 30, 2017 the Company had three customers which amounted to 90% (47%, 29% and 15%) of their sales.

For the three and six months ended June 30, 2016 the Company had one customer which amounted to 100% of their sales.

NOTE 8 – SUBSEQUENT EVENTS

On May 30, 2017, the Company granted 2,250,000 common shares valued at $562,500 for consulting services to a related party. The $562,500 is being amortized over the one-year term on the contract. During the quarter ended June 30, 2017 the Company issued approximately 187,500 shares of common stock valued at approximately $47,000.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2017 $	December 31, 2016 $
Current Assets	41,930	16,156
Current Liabilities	296,821	235,824
Working Capital Deficit	(254,891)	(219,668)

Cash Flows

	June 30, 2017 $	June 30, 2016 $
Cash Flows used in Operating Activities	(34,847)	(30,613)
Cash Flows from Investing Activities	-	-
Cash Flows provided by Financing Activities	46,602	12,757
Net increase (decrease) in Cash During Period	11,755	(17,856)

Operating Revenues

For the three months ended June 30, 2017, the Company earned revenues of $99,726 compared with $43,356 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company earned revenues of $143,991 compared with $90,156 for the six months ended June 30, 2016.

Operating Expenses and Net Loss

For the three months ended June 30, 2017, the Company incurred operating expenses of $235,189 compared with $166,310 for the three months ended June 30, 2016. The increase of $68,879 is due largely to an increase in consulting expense of $51,127. For the six months ended June 30, 2017, the Company incurred operating expenses of $437,491 compared with 353,785 for the six months ended June 30, 2016. The increase of $83,706 was due largely to an increase in General and Administrative of $23,779 and an increase in Consulting expense of $51,127.

For the three months ended June 30, 2017, the Company realized a net loss of $148,808 compared with a net loss of $136,867 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company realized a net loss of $313,325 compared with a net loss of $290,982 for the six months ended June 30, 2016.

The Company recorded net loss per share of $0.00 for both the three and six months ended June 30, 2017 and 2016.

Liquidity and Capital Resources

At June 30, 2017, the Company had cash and total assets of $27,715 and $55,644, respectively compared with cash of $15,960 and total assets of $33,832 as at December 31, 2016. The increase in total assets was attributed to an increase in accounts receivable.

At June 30, 2017, the Company had total liabilities of $309,194 compared with total liabilities of $250,799 at December 31, 2016.

At June 30, 2017, the Company had a working capital deficit of $254,891 compared with a working capital deficit of $219,668 at December 31, 2016. The change in working capital deficit was due to an increase in losses and amounts due to related party.

Cash Flow from Operating Activities

During the period ended June 30, 2017, operating activities used $(34,847) compared with $(30,613) during the period ended June 30, 2016. The decrease in net cash provided by operating activities was due to the net loss and increase in accounts receivable.

Cash Flow from Investing Activities

During the periods ended June 30, 2017 and 2016, the Company’s cash position did not change due to investing activities.

Cash Flow from Financing Activities

During the period ended June 30, 2017, cash flow provided by financing activities was $46,602 of cash compared to $12,757 for the period ended June 30, 2016. The increase was due to proceeds received from a shareholder loan.

Going Concern

During the six months ended June 30, 2017 and the year ended December 31, 2016 we incurred negative cash flow from operation of approximately $35,000 and $65,000, respectively. We have not attained profitable operations and are dependent upon obtaining financing to expand our business or to pursue any acquisitions. For these reasons, our auditors stated in their report on our audited annual financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ADM ENDEAVORS, INC.

Dated: August 30, 2017		/s/ Ardell Mees
	By:	Ardell Mees
	Its:	Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 30, 2017		/s/ Tammy Mees
	By:	Tammy Mees
	Its:	Secretary and Director

