Form 10-Q
period 2017-09-30
ADM ENDEAVORS, INC.
filed 2017-11-20
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

[  ] Yes [X] No

As of November 15, 2017, there were 128,744,997 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM ENDEAVORS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
Assets

Current assets
Cash	$8,458	$15,960
Accounts receivable	195	196
Total current assets	8,653	16,156
Properties and equipment, net	11,733	17,676
Total assets	$20,386	$33,832

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$77,029	$70,514
Accrued expenses	94,866	80,696
Customer deposits	-	5,000
Due related party	137,885	75,408
Current portion of note payable	4,379	4,206
Total current liabilities	314,159	235,824
Note payable, net of current portion	11,630	14,975
Total liabilities	325,789	250,799

Commitments and contingencies

Stockholders’ Equity
Preferred stock; par value $0.001 authorized 80,000,000 shares, none issued	-	-
Common stock; par value $0.001 authorized 800,000,000 shares, issued 128,744,997 and 127,050,917, respectively	128,746	127,051
Additional paid in capital	15,322,255	14,900,429
Accumulated deficit	(15,756,404)	(15,244,447)
Total stockholders’ equity (deficit)	(305,403)	(216,967)
Total liabilities and stockholders’ equity	$20,386	$33,832

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

ADM ENDEAVORS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$1,006	$7,032	$144,997	$97,188
Cost of revenues	3,137	5,810	22,962	33,163
Gross margin	(2,131)	1,222	122,035	64,025

Operating expenses:
General and Administrative	19,391	40,954	110,470	108,254
Consulting expense	140,625	274,917	423,522	506,687
Officer Compensation	22,905	18,000	69,069	54,000
Travel	1,597	8,011	18,948	26,726
Total operating expenses	184,518	341,882	622,009	695,667
Operating Loss	(186,649)	(340,660)	(499,974)	(631,642)

Other expenses
Interest Expense	5,829	4,510	11,983	7,515
Total expenses	5,829	4,510	11,983	7,515
Loss before taxes	(192,478)	(345,170)	(511,957)	(639,157)

Income Tax Provision	-	-	-	-

Net Loss	$(192,478)	$(345,170)	$(511,957)	$(639,157)

Net Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	128,553,376	126,027,796	127,987,157	125,342,728

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

ADM ENDEAVORS, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITES:

Net Loss for the period	$(511,957)	$(639,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	423,521	506,688
Depreciation	5,943	5,943
Change in operating assets and liabilities:
Decrease in accounts receivable	1	39,947
Increase in accounts payable	6,515	(11,835)
Decrease in customer deposits	(5,000)	-
Increase in accrued expenses	14,170	37,106
Cash Flows provided by in operating activities	(66,807)	(61,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(3,172)	(3,104)
Proceeds from related party	62,477	24,515
Net cash provided by financing activities	59,305	21,411

Net decrease in cash	(7,502)	(39,897)
Cash at beginning of period	15,960	46,002
Cash at end of period	$8,458	$6,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$11,983	$7,515
Franchise and income taxes	$-	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

ADM ENDEAVORS, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary AMD Enterprises, LLC at September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016. All intercompany balances and transactions have been eliminated.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, and accounts payable, approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2017 and December 31, 2016.

The Company had no assets or liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2017 and December 31, 2016.

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

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments (“instruments”) issued to other than employees are also recorded on the basis of the fair value of the instruments at the measurement date. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested.

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

There were no potentially dilutive shares outstanding for the periods ended September 30, 2017 and 2016.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Adoption of this ASU is expected to result in the recognition of right-of-use assets and related obligations.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Equipment	$10,489	$10,489
Trucks	35,000	35,000
Less: Accumulated Depreciation	(33,756)	(27,813)
Property and Equipment, net	$11,733	$17,676

Depreciation expense

Depreciation expense for each of the three and nine months ended September 30, 2017 and 2016 was $1,981 and $5,943 respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of September 30, 2017, and December 31, 2016, the Company has a note payable balance of $16,009 and $19,181, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Chief Executive Officer advanced the Company $62,477 and $24,515.

Employment Agreement

On January 3, 2015 and 2017, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. The amount payable to Mr. Mees at September 30, 2017 and December 31, 2016 was $87,892 and $75,408, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 128,774,997 and 127,050,917 outstanding shares of common stock and no outstanding shares of Preferred stock at September 30, 2017 and December 31, 2016, respectively.

On May 30, 2017, the Company granted 2,250,000 common shares valued at $562,000 for consulting services to a related party. The $562,500 is being amortized over the one-year term on the contract. During the nine months ended September 30, 2017, the Company issued approximately 750,000 shares to common stock valued at approximately $187,500.

Common shares issued and to be issued

On May 30, 2016, the Company granted 2,250,000 shares of common stock valued at $562,500 or $0.25 per share for consulting services to a related party. The $562,500 is being amortized over the one-year term on the contract. During the period ended September 30, 2017, the Company recognized consulting expense of $236,021 related to this grant.

On July 26, 2016, the Company granted 350,000 shares valued at $87,500 or $0.25 per share for consulting services.

NOTE 7 – CONCENTRATION OF CUSTOMER

For the three and nine months year ended September 30, 2016 the Company had one customer which amounted to 100% of their sales.

For the three months ended September 30, 2017 the Company had one customer which amounted to 100% of their sales.

For the nine months ended September 30, 2017 the Company had three customers which amounted to 92% (48%, 31% and 14%) of their sales.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2017 $	December 31, 2016 $
Current Assets	8,653	16,156
Current Liabilities	314,159	235,824
Working Capital Deficit	(305,506)	(219,668)

Cash Flows

	September 30, 2017 $	September 30, 2016 $
Cash Flows used in Operating Activities	(66,807)	(61,308)
Cash Flows from Investing Activities	-	-
Cash Flows provided by Financing Activities	59,305	21,411
Net increase (decrease) in Cash During Period	(7,502)	(39,897)

Operating Revenues

For the three months ended September 30, 2017, the Company earned revenues of $1,006 compared with $7,032 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company earned revenues of $144,997 compared with $97,188 for the nine months ended September 30, 2016.

Operating Expenses and Net Loss

For the three months ended September 30, 2017, the Company incurred operating expenses of $184,518 compared with $341,882 for the three months ended September 30, 2016. The decrease of $157,364 is due largely to a decrease in consulting expense of $134,292. For the nine months ended September 30, 2017, the Company incurred operating expenses of $622,009 compared with $695,667 for the nine months ended September 30, 2016. The decrease of $73,658 was due largely to a decrease in Consulting expense of $83,165.

For the three months ended September 30, 2017, the Company realized a net loss of $192,478 compared with a net loss of $345,170 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company realized a net loss of $511,957 compared with a net loss of $639,157 for the nine months ended September 30, 2016.

The Company recorded net loss per share of $0.00 for the three months ended September 30, 2017 and 2016. The Company recorded and net loss per shares of $0.00 and $0.01 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

At September 30, 2017, the Company had cash and total assets of $8,458 and $20,386, respectively compared with cash of $15,960 and total assets of $33,832 as at December 31, 2016. The decrease in total assets was attributed to a decrease in cash and properties and equipment.

At September 30, 2017, the Company had total liabilities of $325,789 compared with total liabilities of $250,799 at December 31, 2016.

At September 30, 2017, the Company had a working capital deficit of $305,506 compared with a working capital deficit of $219,668 at December 31, 2016. The change in working capital deficit was due to an increase in losses and amounts due to related party.

Cash Flow from Operating Activities

During the period ended September 30, 2017, operating activities used $(66,807) compared with $(61,308) during the period ended September 30, 2016. The decrease in net cash provided by operating activities was due to the decrease in common stock issued for services.

Cash Flow from Investing Activities

During the periods ended September 30, 2017 and 2016, the Company’s cash position did not change due to investing activities.

Cash Flow from Financing Activities

During the period ended September 30, 2017, cash flow provided by financing activities was $59,305 compared to $21,411 for the period ended September 30, 2016. The increase was due to proceeds received from a related party.

Going Concern

During the nine months ended September 30, 2017 and the year ended December 31, 2016 we incurred negative cash flow from operation. We have not attained profitable operations and are dependent upon obtaining financing to expand our business or to pursue any acquisitions. For these reasons, our auditors stated in their report on our audited annual financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ADM ENDEAVORS, INC.

Dated: November 20, 2017		/s/ Ardell Mees
	By:	Ardell Mees
	Its:	Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 20, 2017		/s/ Tammy Mees
	By:	Tammy Mees
	Its:	Secretary and Director

