Form 10-K
period 2017-12-31
ADM ENDEAVORS, INC.
filed 2018-04-17
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017: $14,542,000.

As of April 13, 2018, the issuer had 129,315,500 shares of its common stock issued and outstanding.

Forward-Looking Information

This Annual Report of ADM Endeavors, Inc. on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for ADM Endeavors, Inc. Such discussion represents only the best present assessment from our Management.

PART I

ITEM 1. BUSINESS

The Company

We began operations in 1988, under the ownership and control of Ardell Mees, who provided installation services to grocery decor design companies. As our reputation for excellent workmanship has grown, we have expanded our operations to serve a larger geographic region. On January 4, 2001, we incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors, Inc. (“ADM Endeavors,” or the “Company,” “we,” “us,” or “our”) and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”), a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises became a wholly-owned subsidiary of Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises on July 1, 2008. All business operations are those solely of the Company’s wholly-owned subsidiary, ADM Enterprises.

In May 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 shares at a par value of $0.001 per share.

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

The majority of our contracts have been in the Midwestern United States including North Dakota, Kansas, Minnesota, Missouri, Oklahoma and Texas. Over the past 25 years, ADM Endeavors has completed projects in 25 states, including North Dakota, South Dakota, Minnesota, Montana, Nebraska, Wyoming, Kansas, Colorado, Oklahoma, Illinois, Idaho, Indiana, Iowa, Arkansas, Missouri, Texas, Tennessee, Kentucky, Michigan, Ohio, Pennsylvania, California, Nevada, and Florida.

The main focus of our expansion plan includes primarily the Midwestern United States including the states of North Dakota, South Dakota, Minnesota, Iowa, Wisconsin, Wyoming, Nebraska, and Kansas, as well as some southern states such as Texas, Oklahoma, Mississippi.

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

The Company reports its business under the following SIC Codes:

SIC CODE	Description
1799	Special Trade Contractors, Not Elsewhere Classified

Competition

We believe that the installation business competes on price, reputation for quality, timeliness, familiarity with retail construction, the availability of aggregate materials and financial strength. We believe that we compete favorably on the basis of the foregoing factors. The market for construction services, particularly services to national retail chains, is highly competitive. Several of our competitors are larger, better known and have substantially greater marketing, financial, personnel and other resources, including established reputations and working relationships, than we do. We cannot guaranty that our services will continue to be competitive in the market place. Our primary competitor in our respective market area of the Midwest is PFI, Inc., based in Denver, Colorado.

ADM ‘s chief competitors are located primarily in larger cities. The following identifies those with whom ADM competes on a regular basis and their applicable market share:

Competitor	Location	Market Share
PFP	Kansas City, MO	20%
A.N. Decor	Minneapolis, MN	20%
PFI, Inc.	Denver, CO	60%
Twin Store Fixtures	Chicago, Ill	40%
Jamison Sign Co.	Spokane, WA	30%

These particular locations are representative of the markets in which ADM already does a small percentage of business. Because of past success in these markets, it is ADM’s belief that establishing a full-time presence will build revenues very quickly.

ADM’s reputation in the industry will be the basis for expanding into these new markets. Word of mouth and designer referrals has led to the company’s success up to the present time. Consequently, ADM staff will contact any and all designers in these designated markets to obtain referrals and will send introductory letters upon entering the market.

Some of the targeted markets for expansion currently are showing enough demand for services that the full-time presence is already justified and those locations would grow even more quickly. Those select locations are scheduled first for expansion.

Compliance with Government Regulation

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

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

Employees

The Company only has one employment agreement with its chief executive officer and chief financial officer. On January 3, 2015 and on January 3, 2017, the Company executed a two-year employment agreement, respectively, with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company currently maintains its corporate office at 2021 N. 3rd St., Bismarck, North Dakota 58501. At this location, Ardell D. Mees provides two office spaces for the exclusive use of the Company. No monthly fee is being charged to the Company, as management believes such cost is nominal and so forth does not recognize any rent expense in the financial statements. The Company rents a storage unit for exclusive use of the Company in Mandan, North Dakota for a total cost of $1,560 per year.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 13, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Holders

As of December 31, 2017, there were approximately 129,315,500 shares of common stock issued and outstanding, held by 49 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Common and Preferred Shares Authorized

The Company was incorporated on January 4, 2001, at which time the Company authorized 300,000,000 shares of common stock with $0.001 par value and 30,000,000 shares of preferred stock with $0.001 par value.

In May 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 shares at a par value of $0.001 per share.

On June 5, 2013, the Company designated 80,000,000 preferred shares as Series A Convertible Preferred Stock which has the voting power equal to 100 common shares per each share of preferred stock. Each Series A Convertible Preferred Stock is convertible into 10 common shares at any time by the holder. As of December 31, 2017, there are no preferred shares outstanding.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for ADM Endeavors, Inc. Such discussion represents only the best present assessment from our Management.

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

The large national supermarket chains usually remodel their stores every four to six years. The Company has noticed that national chains will more typically begin remodeling projects in the second half of the year, with completion before the holiday season. The majority of the Company’s revenues are derived from Super Valu, Inc or Associated Wholesale Grocers which are two of many interior grocery store décor design companies. The duration of the contracts awarded can range anywhere from one week to one month, depending on how large the store is. It normally takes 21 to 30 days upon completion of projects to be paid in full.

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

District Location	Geographic Area	Target Date
Kansas City, MO	Missouri, Kansas, Oklahoma, Arkansas	March 1, 2019
Minneapolis, MN	Minnesota, Iowa, Wisconsin, Northern Illinois, and the UP of Michigan	September 1, 2019
Denver, CO	Colorado, Wyoming, Western Nebraska, and Western Kansas	March 1, 2020
Chicago, IL	Illinois, Indiana, Michigan, and Eastern Wisconsin	September 1, 2020
Spokane, WA	Washington, California, Idaho, and Montana	March 1, 2021

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2017 TO THE YEAR ENDED DECEMBER 31, 2016

Results of Operations

Revenue

For the year ended December 31, 2017, the Company had revenues of $159,836 compared to $189,406 for the same period in 2016. The decrease in revenue of $29,570, or 15.6%, is primarily due to reduction in customers during the 4th quarter of 2017.

Cost of Revenues

The cost of revenues for the year ended December 31, 2017 was $27,156 compared to $53,290 for the same period in 2016. Cost of revenues for 2017 was 17.0% of revenue compared to 28.1% of revenue for 2016. The primary cause of the decrease in the cost revenue was due to the decrease in revenues whereas the decrease in the percent of revenue was primarily due to increased efficiencies.

General and Administrative Expenses

The general and administrative expenses was $808,013 for the year ended December 31, 2017 compared to $900,911 for the same period in 2016. The expenses decreased in 2017 primarily due to the decrease in consulting expenses in 2017.

Net Loss

The net loss for the year ended December 31, 2017 was $688,165 compared to $771,946 for the same period in 2016.

Liquidity and Capital Resources

General

At December 31, 2017, we had cash of $9,356. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $64,835 for the year ended December 31, 2017, and we had $65,352 of cash used in operations during the same period in 2016. The principal elements of cash flow from operations for the year ended December 31, 2017, included a net loss of $688,165.

Cash used in investing activities during the year ended December 31, 2017, was $0 compared to $4,757 during the same period in 2016.

Cash generated in our financing activities was $58,230 for the year ended December 31, 2017, compared to cash generated of $40,067 during the comparable period in 2016. Cash generated was reduced by principal repayments on notes payable of $4,247 and $4,138, respectively.

As of December 31, 2017, current liabilities exceeded current assets. Current assets decreased from $16,156 at December 31, 2016, to $9,356 at December 31, 2017, whereas current liabilities increased from $235,824 at December 31, 2016, to $345,195 at December 31, 2017.

	For the years ended
	December 31,
	2017	2016

Cash used in operating activities	$(64,835)	$(65,352)
Cash used in investing activities	-	(4,757)
Cash provided by financing activities	58,230	40,067

Net changes to cash	$(6,605)	$(30,042)

Going Concern

The Company has a net loss for the year ended December 31, 2017 of $688,165 and a working capital deficit as of December 31, 2017 of $335,838 and has used cash in operations of $64,835 for the year ended December 31, 2017. In addition, as of December 31, 2017, the Company had a stockholders’ deficit and accumulated deficit of $338,987 and $15,932,612, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

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

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has one revenue stream of providing installation services to grocery decor design companies.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Endeavors, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ADM Endeavors, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company had accumulated losses of approximately $15,935,000, has generated limited revenue, has negative working capital of approximately $330,000, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2015.

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

West Palm Beach, Florida

April 17, 2018

ADM ENDEAVORS, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets

Current assets
Cash	$9,356	$15,960
Accounts receivable	-	196
Total current assets	9,356	16,156
Properties and equipment, net	7,180	17,676
Total assets	$16,536	$33,832

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$112,689	$70,514
Accrued expenses	90,015	80,696
Customer deposits	-	5,000
Due related party	137,885	75,408
Current portion of note payable	4,606	4,206
Total current liabilities	345,195	235,824
Note payable, net of current portion	10,328	14,975
Total liabilities	355,523	250,799

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.001 par value, 80,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 129,315,500 and 123,170,000 shares issued and outstanding, respectively	129,316	127,051
Additional paid in capital	15,464,309	14,900,429
Accumulated deficit	(15,932,612)	(15,244,447)
Total stockholders’ deficit	(338,987)	(216,967)
Total liabilities and stockholders’ deficit	$16,536	$33,832

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016

Revenues	$159,836	$189,406
Cost of revenues	27,156	53,290
Gross margin	132,680	136,116

Operating expenses:
General and administrative	139,787	133,674
Consulting expense	559,896	645,750
Officer compensation	87,108	89,070
Travel	21,222	32,417
Total operating expenses	808,013	900,911
Operating loss	(675,333)	(764,795)

Other expenses
Interest expense	12,832	7,151
Total other expenses	12,832	7,151
Provision for income taxes	-	-
Net loss	$(688,165)	$(771,946)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	128,272,703	125,908,651

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Consolidated Statements of Cash Flow

	2016	2016

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(688,165)	$(771,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	566,145	645,751
Bad debt expense	196	-
Depreciation	10,496	7,925
Changes in operating assets and liabilities:
Accounts receivable	-	39,813
Accounts payable	42,175	43,988
Customer deposits	(5,000)	5,000
Accrued expenses	9,318	(35,883)
Cash flows used in operating activities	(64,835)	(65,352)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,757)
Net cash used in investing activities	-	(4,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(4,247)	(4,138)
Proceeds from shareholder loan	62,477	44,205
Net cash provided by financing activities	58,230	40,067

Net decrease in cash	(6,605)	(30,042)
Cash at beginning of period	15,960	46,002
Cash at end of period	$9,355	$15,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$12,832	$7,151
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ DEFICIT

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance December 31, 2015	124,467,916	$124,468	$14,257,261	$(14,472,501)	$(90,772)
Stock issued for services	350,000	350	87,150	-	87,500
Stock to be issued for services	2,233,001	2,233	556,018		558,251
Net loss for the year ended	-	-	-	(771,946)	(771,946)
Balance December 31, 2016	127,050,917	127,051	14,900,429	(15,244,447)	(216,967)

Stock to be issued for services	2,264,583	2,265	563,880	-	566,145
Net loss for the year ended	-	-	-	(688,165)	(688,165)
Balance December 31, 2017	129,315,500	$129,316	$15,464,309	$(15,244,447)	$(338,987)

The accompanying notes are an integral part of these consolidated financial statements.

ADM ENDEAVORS, INC.

Notes to the Consolidated Financial Statements

December 31, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

We began operations in 1988, under the ownership and control of Ardell Mees, who provided installation services to grocery decor design companies. As our reputation has grown, we have expanded our operations to serve a larger geographic region. On January 4, 2001, we incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors, Inc. (“ADM Endeavors,” also, the “Company,” “we,” “us,” or “our”) and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”), a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises became a wholly owned subsidiary of the Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises on July 1, 2008. All business operations are those solely of the Company’s wholly-owned subsidiary ADM Enterprises.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary, AMD Enterprises, at December 31, 2017 and 2016. All significant intercompany balances and transactions have been eliminated.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2017 and 2016, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid consulting expense, accounts payable, and note payable approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017 and 2016.

The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three years for equipment, five years for automobile, and seven years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2017 and 2016.

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

There were no potentially dilutive shares outstanding at December 31, 2017 and 2016.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2017 and 2016. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended December 31, 2017 and 2016.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our June 30, 2017, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has reviewed the provisions of this ASU to and determined there will be no material impact on our results of operations, cash flows or financial condition.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company has reviewed the provisions of this ASU to and determined there will be no material impact on our results of operations, cash flows or financial condition.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statement.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Equipment	$10,489	$10,489
Trucks	35,000	35,000
Less: accumulated depreciation	(38,309)	(27,813)
Property and equipment, net	$7,180	$17,676

Depreciation expense

Depreciation expense for the years ended December 31, 2017 and 2016 was $10,496 and $7,925 respectively.

NOTE 4 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021. The loan calls for monthly payments of $412.

As of December 31, 2017, and 2016, the Company has a note payable balance of $14,934 and $19,181, respectively.

Future minimum debt payments:

2018	$4,425
2019	4,607
2020	4,796
2021	1,106
Total minimum lease payments	$14,934

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the years ended December 31, 2017 and 2016, a related party advanced the Company $62,477 and $44,205, respectively. The amounts are non-interest bearing and payable upon demand. The imputed interest is immaterial.

Employment Agreement

On January 3, 2015 and January 3, 2017, the Company executed a two-year employment agreement, respectively, with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Ms. Mees is to receive an annual base salary of $72,000. The amount payable to Mr. Mees at December 31, 2017 and 2016 was $83,132 and $87,892, respectively.

Consulting Agreements

During the year ended December 31, 2016 the Company issued 927,084 shares of common stock valued at $231,771 related to the 2015 consulting agreement and 1,297,916 shares of common stock valued at $324,479 related to the 2016 consulting agreement to a related party.

During the year ended December 31, 2017 the Company issued 952,083 shares of common stock valued at $238,021 related to the 2016 consulting agreement and 1,312,500 shares of common stock valued at $328,124 related to the 2017 consulting agreement to a related party.

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 129,315,500 and 127,050,917 outstanding shares of common stock and no outstanding shares of Preferred stock at December 31, 2017 and 2016, respectively. Need to add the fact that the Company issues 328,124 under the 2016 contract – the total for both the 2016 and 2017 agreements was $566,145.

Common shares issued and to be issued

On May 30, 2016, the Company granted 2,250,000 shares of common stock valued at $562,500 or $0.25 per share for consulting services to a related party. The $562,500 is being amortized over the one-year term on the contract. During the year ended December 31, 2017, the Company recognized consulting expense of $238,021 related to this grant.

On July 26, 2016, the Company granted 350,000 shares valued at $87,500, or $0.25 per share, for consulting services.

On May 30, 2017, the Company granted 2,250,000 common shares valued at $562,500 for consulting services to a related party. The $562,500 is being amortized over the one-year term on the contract.

During the year ended December 31, 2017, the Company issued 1,312,500 shares of common stock valued at approximately $328,125, or $0.25 per share.

NOTE 7 – CONCENTRATION OF CUSTOMER

For the year ended December 31, 2017, the Company has three customers which amounted to substantially all of its sales with one of the customers equaling 82%. For the year ended December 31, 2016 the Company has two customers which amounted to substantially all of its sales with one of the customers equaling 90.05%.

NOTE 8 – INCOME TAXES

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs;” and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

At December 31, 2017 and 2016 respectively, the Company had net operating loss carryforwards for income tax purposes of $120,685 and $239,740 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2017 through 2037. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2017	2016
Tax benefit computed at U.S. Statutory rate	$(143,650)	$(262,462)
Increase (decrease) in taxes resulting from:
Non-deductible items	118,891	219,555
Change in valuation allowance	(30,053)	(47,487)
State taxes	(5,384)	(5,192)
Total	$-	$-

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2017 and 2016:

	2017	2016
Deferred tax assets
Net operating loss carryforward	$27,617	$42,295
Accrued compensation	2,436	5,192
Total deferred tax assets	30,053	47,487
Less valuation allowance	(30,053)	(47,487)
Net deferred tax asset	$-	$-

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2017	2016

Federal statutory taxes	(35)%	(35)%
Change in tax rate estimate	14%	—
Change in valuation allowance	21%	35%
	—%	—%

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

Name	Age	Position
Ardell Mees	62	Chief Executive Officer, Chief Financial Officer, and Director
Tammera Anne Mees	57	Secretary and Director
Larry Aamold	57	Director
Charmaine Matteis	34	Director

Ardell D. Mees, CEO, CFO, Director. Mr. Mees has been our Chief Executive Officer, Chief Financial Officer, Treasurer and Director since our inception. Mr. Mees originally founded our Company’s original predecessor, ADM Enterprises, a sole proprietorship, in 1988. At all times, in the 25 year history of this company, Mr. Mees has maintained and has been responsible for all the day-to-day operations of the Company. In 2006, the Company redomiciled to the State of Nevada and changed our name to ADM Endeavors, Inc. Mr. Mees has specialized training as a decor installation contractor. He acts as Chief Installer on a majority of our installation projects. He is responsible for securing and maintaining relationships with our contracted grocers, design firms and remodelers. Mr. Mees maintains the upkeep of the installation equipment and vehicles. Additionally, Mr. Mees is responsible for transporting the company vehicles and utility trailers, with tools and parts, to and from job sites across the United States. He also maintains the Company vehicles, customer accounts, and handles all public relations with clients. In addition, Mr. Mees coordinates and oversees all onsite installations, and is responsible for the costing and bidding process. The attributes and experience Mr. Mees possesses makes him a valuable Director of the Company.

Tammera Mees, Secretary and Director. Tammera Mees has been the Company’s Secretary, Principal Accounting Officer and Director since its inception. Her duties for the last 23 years have included managing the Company’s finances which include but are not limited to; processing accounts receivable, accounts payable, project estimating, bidding and scheduling. Tammera Mees attended the University of North Dakota studying Business Management and has had 27 years of office management experience that gives her the necessary experience to keep the business well managed and coordinated. Tammera has worked onsite with Ardell on many projects since 1990 and understands the project requirements and timelines giving her an advantage of estimating the projects accordingly. Tammera’s vast knowledge and expertise in the interior design industry allows her to be a valuable officer and director of the Company.

Larry Aamold, Director. Larry Aamold was appointed to the Board of Director in June of 2013. Since 1989, Larry has worked as a self-employed construction contractor under the name Larry Aamold Construction. Larry’s experience ranges from framing houses to finish work and commercial construction. Since1989, Larry has subcontracted installation work through ADM and has worked on numerous projects for ADM since that time. Larry has first-hand knowledge of the installation techniques and standards of ADM. He has successfully managed many of ADM’s projects with multiple crew members. Larry was brought onto the Board of Directors to take advantage of his vast construction expertise and knowledge as the company expands. Larry will assist in managing and supervisation of additional construction crews in the Company’s planned expansion of operations.

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

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

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

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

ADM Endeavors, Inc. does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists of two directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the controlling shareholder. The Company has two directors, and a Chief Executive Officer and a Chief Financial Officer (roles currently filled by a single executive officer) reporting to the Board of Directors. Our structure provides the Company with multiple leaders who represent the Company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure is in the best interest of the stockholders.

●	The Company believes this structure allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ardell Mees	2017	72,000	0	0	0	0	0	15,108	87,108
CEO, CFO, and Director	2016	107,882	0	0	0	0	0	0	107,882

Tammera Mees	2017	0	0	0	0	0	0	0	0
Secretary and Director	2016	0	0	0	0	0	0	0	0

Larry Aamold	2017	0	0	0	0	0	0	0	0
Director	2016	0	0	0	0	0	0	0	0

Charmaine Matteis	2017	0	0	0	0	0	0	0	0
Director	2016	0	0	0	0	0	0	0	0

Employment Agreements

As compensation for services, Mr. Mees will receive an annual base salary of $72,000. For the years ended December 31, 2017 and 2016, the Company accrued a salary to Mr. Mees in the amount of $72,000. For the years ended December 31, 2017 and 2016, the Company actually paid Mr. Mees $107,882 and $88,503, respectively, against his accrued salary.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2017, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the year ended December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2017, we had 129,315,500 shares of common stock issued and outstanding. The following table sets forth information known to us as of December 31, 2017 relating to the beneficial ownership of shares of our common stock by:

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Except as otherwise indicated, the address of each of the stockholders listed below is: 2021 N. 3rd Street, Bismarck, North Dakota 58501.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Common Stock	Ardell Mees (3)	43,000,000	33.25%

Common Stock	Tammera Mees (4)	22,000,000	17.01%

Common Stock	Larry Aamold (4)	-	0.0%

Common Stock	Chramaine Matteis (4)	-	0.0%

Common Stock	All directors and named executive officers as a group (4 persons)	65,000,000	50.26%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)	As of December 31, 2017, a total of 127,050,917 shares of the Company’s common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer.

(4)	Director.

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

Share Exchange Agreement

On July 1, 2008, the Company executed a share exchange agreement with ADM Enterprises, LLC (“ADM Enterprises”) whereby the Company acquired all of the outstanding stock of ADM Enterprises for 10,000,000 newly issued shares of the Company’s common stock. As a result, ADM Enterprises became a wholly-owned subsidiary of the Company. The Company shares the same officers, Ardell Mees and Tammera Mees, with ADM Enterprises. Since the share exchange agreement was between related parties, there was no goodwill or excess consideration recorded.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees incurred for the fiscal years ended December 31, 2017 and 2016 were $24,500. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal years ended December 31, 2017 and 2016, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Taxonomy Extension Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

(1) Incorporated by reference from Form S-1 filed with the SEC on October 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ADM ENDEAVORS, INC.

Date: April 17, 2018	By:	/s/ Ardell Mees
	Name:	Ardell Mees
	Title:	Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ardell Mees		April 17, 2018
Ardell Mees	Director

/s/ Tammera Mees		April 17, 2018
Tammera Mees	Director

/s/ Larry Aamold		April 17, 2018
Larry Aamold	Director

/s/ Charmaine Matteis		April 17, 2018
Charmaine Matteis	Director

