Form 10-Q
period 2018-03-31
ADM ENDEAVORS, INC.
filed 2018-05-22
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

[  ] Yes [X] No

As of May 21, 2018, there were 129,315,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc.

and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017
		(audited)
ASSETS
Current assets
Cash	$8,411	$9,356
Total current assets	8,411	9,356
Fixed assets, net	4,905	7,180

Total assets	$13,316	$16,536

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Convertible note payable, net of discounts	$24,440	$-
Note payable	4,427	4,606
Accounts payable	112,686	112,689
Accrued expenses	115,297	90,015
Due to related party	138,585	137,885
Derivative liabilities	24,691	-

Total current liabilities	420,126	345,195

Non-current liabilities
Note payable, net of current portion	9,850	10,328

Total non-current liabilities	9,850	10,328

Total liabilities	429,976	355,523

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 0 and 0 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 800,000,000 shares authorized, 129,315,500 and 129,315,500 shares issued, issuable, and outstanding at March 31, 2018 and December 31, 2017, respectively	129,316	129,316
Additional paid-in capital	15,464,309	15,464,309
Accumulated deficit	(16,010,285)	(15,932,612)
Total stockholders’ deficit	(416,660)	(338,987)

Total liabilities and stockholders’ deficit	$13,316	$16,536

See accompanying notes to unaudited condensed consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiary

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

(unaudited)

	2018	2017

Revenue, net	$15,039	$44,265

Operating expenses
Direct costs of revenue	2,921	9,893
General and administrative	41,791	36,252
Consulting expense	24,000	139,063
Officer compensation	20,594	18,000
Travel expense	1,539	8,987

Total operating expenses	90,845	212,195

Operating loss	(75,806)	(167,930)

Other income (expense)
Change in fair value of derivative liability	1,426	-
Amortization of debt discount	(1,860)	-
Interest expense	(1,433)	(2,741)

Total other income (expense)	(1,867)	(2,741)

Loss before tax provision	(77,673)	(170,671)

Provision for income taxes	-	-

Net loss	$(77,673)	$(170,671)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	129,315,500	127,096,636

See accompanying notes to unaudited condensed consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(77,673)	$(170,671)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,276	1,981
Issuance of common stock for services	-	139,063
Change in derivative liability	(1,426)	-
Amortization of debt discount	1,860	-
Changes in operating assets and liabilities:
Accounts payable	-	(4,679)
Due to related party	18,700	-
Customer deposits	-	(5,000)
Accrued expenses	7,279	10,559
Net cash used in operating activities	(48,984)	(28,747)

Cash flows from financing activities:
Proceeds from convertible notes payable	48,697	-
Repayments on notes payable	(658)	(1,046)
Proceeds from shareholder loan	-	35,349
Net cash provided by financing activities	48,039	34,303

Net increase (decrease) in cash	(945)	5,556

Cash at beginning of period	9,356	15,960

Cash at end of period	$8,411	$21,516

Supplemental disclosure of cash flow information:

Cash paid for interest	$151	$2,742

Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented. The results of operations for interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended December 31, 2017 contained in the Company’s Form 10-K file on April 17, 2018 have been omitted.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary, AMD Enterprises, at March 31, 2018 and December 31, 2017. All significant intercompany balances and transactions have been eliminated.

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

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock or debt is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The Company had no assets or liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2018 and December 31, 2017.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-9 by one year. As a result, the amendments in ASU 2014-9 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Additional ASUs have been issued that are part of the overall new revenue guidance, including: ASU No. 2016-8, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients.”

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. We adopted the requirements of the new standard effective January 1, 2018 and used the modified retrospective adoption approach.

The impact to our results is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for of our construction contracts, which is consistent with our current revenue recognition model. Our construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and therefore, the customer controls the asset as it is being constructed. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. In addition, the number of performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Net Loss per Share

The Company computes basic and diluted loss per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity. As a result of our net losses, the Company has no securities that are dilutive shares outstanding at March 31, 2018 and December 31, 2017.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2018 and December 31, 2017. Interest and penalties if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended March 31, 2018 and December 31, 2017.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2018 and December 31, 2017.

Effect of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU not to have a material effect on the Company’s financial condition due to the Company has no leases in place as of March 31, 2018.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statement.

NOTE 3 – GOING CONCERN

The Company has a net loss for the three months ended March 31, 2018 of $77,673 and working capital deficit as of March 31, 2018 of $411,715 and has used cash in operations of $48,984 for the three months ended March 31, 2018. In addition, as of March 31, 2018, the Company had a stockholders’ deficit and accumulated deficit of $416,660 and $16,010,285, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 21, 2018, there were no pending or threatened lawsuits.

Lease Commitment

The ADM office totals approximately 550 square feet in area and is provided by the CEO at no cost to the Company. The space is suitable for our current administrative needs, although we anticipate that we will require additional space in order to support the planned expansion of our workforce in sales, marketing and administration.

Rent expense for the three months ended March 31, 2018 and 2017 was $0 and $0, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2016
Equipment	$10,489	$10,489
Trucks	35,000	35,000
Less: accumulated depreciation	(40,584)	(38,309)
Property and equipment, net	$4,905	$7,180

Depreciation expense for the three months ended March 31, 2018 and 2017 was $2,276 and $1,981, respectively.

NOTE 6 – NOTE PAYABLE

On March 3, 2014, the Company purchased a vehicle to use for projects that require management to work extended stays on location. The Company paid $5,000 as a down payment and financed $30,015 with 4.122% APR due on March 10, 2021.

As of March 31, 2018, and December 31, 2017, the Company has a note payable balance of $14,277 and $14,934, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On March 5, 2018, the Company entered into a convertible promissory note with Christopher James Jongbloed and Alyssa Brooke Berger. The funding to the Company is in tranches. On March 5, 2018, the Company received the first tranche of $48,697. The Company will receive additional tranches in April, May, June and July for a total funding of $106,092. The note and interest of $14,008 are due on March 5, 2019. The Company also will pay legal fees and due diligence fees totaling $20,000. The note is convertible into common stock at a price of 65% of the lowest three trading prices during the ten days prior to conversion.

The Company recorded a debt discount and derivative liability of $26,117 related to the variable conversion feature of the note. The calculation was based on a future sales price as the Company’s stock is not traded currently and has not historically sold any stock for years. For the period ended March 31, 2018, the Company recorded amortization of the note discount of $1,860. The note balance was $48,697, less a discount of $24,257, at March 31, 2018.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of March 31, 2018, and December 31, 2017, a related party advanced the Company $138,585 and $137,885, respectively. The amounts are non-interest bearing and payable upon demand.

Employment Agreement

On January 3, 2017, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. The amount payable to Mr. Mees at March 31, 2018 and December 31, 2017 was $101,132 and $83,132, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 129,315,500 outstanding shares of common stock at March 31, 2018 and December 31, 2017. There were no outstanding shares of preferred stock as of March 31, 2018 and December 31, 2017.

NOTE 10 – CONCENTRATION OF CUSTOMER

For the three months ended March 31, 2018, the Company had one customer which accounted for all of its sales.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. JRP was incorporated on January 17, 2010. The acquisition of 100% of JRP from Marc Johnson (“Johnson”) was through a stock exchange whereas the Company issued Johnson 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares, after issuance, constitutes a change of voting control as Johnson, the receiver of the Acquisition Shares controls approximately 60.8% of the voting shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

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

For the Three Months Ended March 31, 2018 and 2017

Revenues

Our revenue was $15,039 for the three months ended March 31, 2018, compared to $44,265 for the three months ended March 31, 2017.

Operating Expenses

Direct costs of revenues were $2,921 and $9,893 for the three months ended March 31, 2018 and 2017, respectively. The decrease was related to the decrease in revenue.

For the three months ended March 31, 2018, our general and administrative expenses and marketing and selling expenses were $87,924 compared to $202,302 for the three months ended March 31, 2017, resulting in a decrease of $114,378, attributable primarily to a decrease of consulting expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As a result, net loss was $77,673 for the three months ended March 31, 2018, compared to net loss of $170,671 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Overview

As of March 31, 2018, the Company had $8,411 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the three months ended March 31, 2018 compared to the three months ended March 31, 2017

We used cash in operations of $48,984 for the three months ended March 31, 2018, compared to cash used in operations of $28,747 for the three months ended March 31, 2017. The negative cash flow from operating activities for the three months ended March 31, 2018 is attributable to the Company’s net loss from operations of $77,673 primarily due to the increase in accrued expenses due to related parties. Cash used in operations of $28,747 for the three months ended March 31, 2017 is attributable to the Company’s net loss of $170,671 offset primarily by increase in stock-based compensation of $139,063.

We used cash in investing activities of $0 and $0 for the three months ended March 31, 2018 and 2017.

We had cash provided by financing activities of $48,039 for the three months ended March 31, 2018, compared to $34,303 for the same period in 2017.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses of $77,673 and cash used in operating activities of $48,984 for the three months ended March 31, 2018. The Company had working capital deficit, stockholders’ deficit and accumulated deficit of $411,715, $416,660 and $16,010,285, respectively, at March 31, 2018. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. JRP was incorporated on January 17, 2010. The acquisition of 100% of JRP from Marc Johnson (“Johnson”) was through a stock exchange whereas the Company issued Johnson 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares, after issuance, constitutes a change of control as Johnson, the receiver of the Acquisition Shares controls approximately 60.8% of the outstanding votes.

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K as filed on April 17, 2018, for a discussion of our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

There are no changes in our internal controls over financial reporting other than as described elsewhere herein.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ending March 31, 2018, the Company issued no unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013).
10.1	Acquisition Agreement between ADM Endeavors, Inc. and Just Right Products, Inc., dated April 19, 2018, with an effective date of April 1, 2018 (incorporated by reference to our Form 8-K filed on April 25, 2018).
31 (1)	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 (1)	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Taxonomy Extension Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

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

ADM ENDEAVORS, INC.

Dated: May 21, 2018		/s/ Ardell Mees
	By:	Ardell Mees
	Its:	Chief Executive Officer and Chief Financial Officer

