Form 10-Q
period 2018-06-30
ADM ENDEAVORS, INC.
filed 2018-08-20
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

[  ] Yes [X] No

As of August 13, 2018, there were 129,315,500 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets
Cash	$129,479	$45,589
Accounts receivable, net	174,191	284,071
Inventory	13,679	13,679
Other receivable	11,333	11,333
Total current assets	328,682	354,672

Goodwill	936,760	-
Fixed assets, net	103,114	117,261

Total assets	$1,368,556	$471,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Convertible note payable, net of discounts	$28,601	$-
Note payable	4,488	-
Capital leases, current portion	38,161	47,378
Accounts payable	56,515	78,551
Accounts payable to related parties	-	23,978
Accrued expenses	289,065	100,787
Due to related party	152,766	-
Income tax payable	33,500	33,500
Derivative liabilities	53,644	-

Total current liabilities	656,740	284,194

Non-current liabilities
Capital leases, net of current portion	10,674	26,684
Note payable, net of current portion	8,613	-

Total non-current liabilities	19,287	26,684

Total liabilities	676,027	310,878

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 and - shares outstanding as of June 30, 2018 and December 31, 2017, respectively	2,000	-
Common stock, $0.001 par value, 800,000,000 shares authorized, 128,744,997 and - shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	128,745	-
Common stock, $0.01 par value, 1,000,000 shares authorized, 0 and 510,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	5,100
Additional paid-in capital	471,155	76,800
Retained earnings	90,629	79,155
Total stockholders’ equity	692,529	161,055

Total liabilities and stockholders’ equity	$1,368,556	$471,933

See accompanying notes to unaudited condensed consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue, net	$602,055	$612,880	$1,326,491	$1,058,008

Operating expenses
Direct costs of revenue	338,417	393,610	805,928	643,057
General and administrative	268,347	233,617	501,892	473,074

Total operating expenses	606,764	627,227	1,307,819	1,116,131

Operating income (loss)	(4,709)	(14,347)	18,672	(58,123)

Other income (expense)
Change in fair value of embedded conversion feature	2,797	-	2,797	-
Interest expense	(9,995)	-	(9,995)	(1,377)

Total other income (expense)	(7,198)	-	(7,198)	(1,377)

Net income (loss)	$(11,907)	$(14,347)	$11,474	$(59,500)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding - basic and diluted	148,454,709	510,000	85,141,341	510,000

See accompanying notes to unaudited condensed consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$11,474	$(59,500)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	19,052	17,766
Amortization of discount	9,995	-
Bad debt	1,605	1,347
Change in fair value of embedded conversion features	(2,797)	-
Changes in operating assets and liabilities:
Accounts receivable	108,275	15,336
Inventory	-	-
Other receivable	-	(7,847)
Accounts payable	(134,722)	15,473
Accounts payable – related party	(23,978)	-
Accrued expenses	72,881	82,371
Due to related party	14,181	-
Net cash provided by operating activities	75,966	64,946

Cash flows from investing activities
Reverse acquisition	8,411	-
Purchase of assets	-	(11,780)
Net cash provided by (used in) investing activities	8,411	(11,780)

Cash flows from financing activities:
Proceeds from convertible note payable	24,740	-
Repayments on notes payable	-	-
Repayments on capitalized leases	(25,227)	(50,450)
Net cash provided by (used in) financing activities	(487)	(50,450)

Net increase in cash	83,890	2,716

Cash at beginning of period	45,589	81,674

Cash at end of period	$129,479	$84,390

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 4, 2001, we incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors, Inc. (“ADM Endeavors,” or the “Company,” “we,” “us,” or “our”) and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”), a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises became a wholly-owned subsidiary of the Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises on July 1, 2008. ADM provides installation services to grocery décor and design companies primarily in North Dakota.

In May 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 shares at a par value of $0.001 per share.

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. JRP was incorporated on January 17, 2010. The acquisition of 100% of JRP from its sole shareholder was through a stock exchange whereas the Company issued 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares represents 60.8% of voting shares, thus there is a change of voting control. The transaction will be accounted for as a reverse acquisition.

JRP is focused on being an added value reseller with concentration in embroidery, screen printing, importing and uniforms for businesses, schools and individuals in the State of Texas.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented. The results of operations for interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended December 31, 2017 contained in the Company’s Form 8-K/A file on August 20, 2018 have been omitted.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, AMD Enterprises and Just Right Products, Inc., at June 30, 2018. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to allowance for doubtful accounts, the reverse acquisition and deferred tax valuations.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton option pricing model. Changes in fair value are recorded in the statements of operations.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at June 30, 2018. The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2017.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment.

The Company performs a qualitative assessment for each of its reporting units to determine if the two-step process for impairment testing is required. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the implied fair value of the goodwill is less than the book value, the difference is recognized as impairment.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2018 and December 31, 2017.

Revenue Recognition

We recognize revenue, net of expected returns and sales tax, at the time the customer takes possession of merchandise, or when a service is performed. The liability for sales returns, including the impact to gross profit, is estimated based on historical return levels, and recognized at the transaction price. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.

For merchandise sold in one of our stores or online, tender is accepted at the point of sale. For services, we generally accept tender upon completion of the job. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of three months or less. For merchandise sold to customers to whom we directly extend credit, collection of tender is typically expected within three months or less from the time of purchase.

Cost of Sales

Cost of sales includes the actual cost of merchandise sold and services performed; the cost of transportation of merchandise from vendors to our distribution network, stores, or customers; shipping and handling costs from our stores or distribution network to customers; and the operating cost and depreciation of our sourcing and distribution network and online fulfillment centers.

Recently Adopted Accounting Pronouncements

ASU No. 2014-09. In May 2014, the FASB issued a new standard related to revenue recognition. Under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, we adopted ASU No. 2014-09 using the modified retrospective transition method.

The adoption of ASU No. 2014-09 requires that we recognize our sales return allowance on a gross basis rather than as a net liability. As such, we now recognize (i) a return asset for the right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery costs (recorded as an increase to other current assets) and (ii) a return liability for the amount of expected returns (recorded as an increase to other accrued expenses and a decrease to receivables, net).

The effect of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of June 30, 2018 was minimal.

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

Net Income (Loss) per Share

The Company computes basic and diluted income (loss) per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The dilutive effect of outstanding convertible securities and preferred stock is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings (loss) per common share for the six and three months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Basic earnings (loss) per common share
Numerator:
Net earnings (loss) available to common shareholders	$(11,907)	$(14,347)	$11,474	$(59,500)
Denominator:
Weighted average common shares outstanding	127,330,217	-	64,016,849	-

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(11,907)	$(14,347)	$11,474	$(59,500)
Add convertible debt interest	-	-	3,183	-
Net income (loss) available to common shareholders	$17,357	$(14,437)	$14,657	$(59,500)
Denominator:
Weighted average common shares outstanding	127,330,217	510,000	64,016,849	510,000
Preferred shares	-	-	20,000,000	-
Convertible debt	-	-	1,124,492	-
Adjusted weighted average common shares outstanding	148,454,709	510,000	85,141,341	510,000

Diluted earnings (loss) per common share	$(0.00)	$(0.03)	$0.00	$(0.12)

For the three months ended June 30, 2018 and the three and six months ended June 30, 2017 fully diluted loss per share excludes preferred stock convertible to 20,000,000 common shares because their inclusion would have been anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2018 and December 31, 2017. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended June 30, 2018 and December 31, 2017.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2018 and December 31, 2017.

Effect of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU not to have a material effect on the Company’s financial condition due to the Company has no leases in place as of June 30, 2018.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statement.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net income of $11,474 and had cash provided by operating activities of $75,966 for the six months ended June 30, 2018. The Company had working capital deficit, stockholders’ equity and retained earnings of $328,058, $692,529 and $90,629, respectively, as of June 30, 2018. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 20, 2018, there were no pending or threatened lawsuits.

Operating Lease Commitment

The Company leases approximately 18,000 square feet of space in Haltom City, Texas, pursuant to a lease that will expire on June 1, 2020. This facility serves as our corporate headquarters, manufacturing facility and showroom. The lease is with M & M Real Estate, Inc. (“M & M”), a company owned solely by our majority shareholder and director of the Company (see Note 4). Additionally, the Company has approximately 6,000 square feet of space in Arlington, Texas which serves as an academic showroom, pursuant to a lease that will expire on June 1, 2020.

Future minimum lease payments under these leases are as follows:

	Related	Non-related
2018	$78,000	$67,741
2019	39,000	65,578
Total	$117,000	$133,319

The ADM office totals approximately 550 square feet in area and is provided by the CEO at no cost to the Company. The space is suitable for our current administrative needs, although we anticipate that we will require additional space in order to support the planned expansion of our workforce in sales, marketing and administration.

Rent expense for the six months ended June 30, 2018 and 2017 was $82,810 and $48,980, respectively. Rent expense included $39,000 and $32,651 for the related party for the six months ended June 30, 2018 and 2017, respectively.

Capital Leases

The Company leases equipment under leases classified as capital leases.

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments and of June 30, 2018. The interest rates related to the lease obligations are minimal, and the leases mature through November 2019.

Future minimum lease payments under these capital leases are as follows:

Non-related
2018	$38,161
2019	10,674
Total	48,835
Less amount representing interest	-
Present value of minimum lease payments	$48,835

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the six months ended June 30, 2018 and 2017, the Company paid $7,014 and $5,935 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2019.

During the six months ended June 30, 2018 and 2017, the Company paid $3,287 and $4,210 for the uniform supply agreement.

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Equipment	$247,280	$244,649
Furniture and fixtures	15,330	15,330
Less: accumulated depreciation	(159,496)	(142,718)
Property and equipment, net	$103,114	$117,261

Depreciation expense for the six months ended June 30, 2018 and 2017 was $19,052 and $24,778, respectively.

NOTE 6 – NOTE PAYABLE

As of June 30, 2018, and December 31, 2017, the Company has a note payable balance of $13,101 and $-, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On March 5, 2018, the Company entered into a convertible promissory note. The funding to the Company is in tranches. On March 5, 2018, the Company received the first tranche of $48,697. The Company received $24,395 during the 3 months ended June 30, 2018. The Company will receive total funding of $106,092. The note and interest of $28,601 are due on March 5, 2019. The note is convertible into common stock at a price of 65% of the lowest three trading prices during the ten days prior to conversion.

The Company recorded a debt discount and derivative liability related to the variable conversion feature of the note. For the period ended June 30, 2018, the Company recorded amortization of the note discount of $9,995. The note balance was $73,092, less a discount of $44,491, at June 30, 2018.

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder and director and officer of the Company has receivables due from him of $11,333 and $11,333 as of June 30, 2018 and December 31, 2017, respectively.

The sole director and officer is the owner of M & M (see Note 3) which leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred rent expense of $39,000 and $32,651, respectively, to M & M for the six months ended June 30, 2018 and 2017, respectively.

The Company has accounts payable to M&M of $- and $23,978 as of June 30, 2018 and December 31, 2017, respectively.

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of June 30, 2018, and December 31, 2017, a related party advanced the Company $152,766 and $0, respectively. The amounts are non-interest bearing and payable upon demand.

Employment Agreement

On January 3, 2017, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. The amount payable to Mr. Mees at June 30, 2018 and December 31, 2017 was $119,132 and $0 respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, both $0.001 par value per share. There were 129,315,500 outstanding shares of common stock at June 30, 2018 and December 31, 2017. There were 2,000,000 and 0 outstanding shares of preferred stock as of June 30, 2018 and December 31, 2017. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stock holders.

NOTE 10 – CONCENTRATION OF CUSTOMER

Concentration of Revenue

For the six months ended June 30, 2018 and 2017, 1 customer made up 16% and 11% of revenues, respectively. No customers accounted for more than 10% of accounts receivable as of June 30, 2018 and 2017, respectively.

NOTE 11 – REVERSE ACQUISITION

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. The acquisition of 100% of JRP from its sole shareholder was through a stock exchange whereas the Company issued 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares represents 60.8% of voting shares, thus there is a change of voting control.

The purchase price was estimated to be $520,000 based on a preliminary valuation of the equity interest of JRP which was transferred to the owners of ADM in the reverse acquisition (40% of JRP). The purchase price was allocated to the fair value of the assets and liabilities acquired including goodwill of $936,760. The Company is in the process of finalizing the valuation.

The following summarizes the allocation of the fair values assigned to assets and liabilities assumed:

Amount
Cash	$8,411
Non-current assets	4,905
Goodwill	936,760
Current liabilities	(430,076)
Total purchase price	$520,000

NOTE 12 – SUBSEQUENT EVENTS

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

For the Three Months Ended June 30, 2018 and 2017

Revenues

Our revenue was $602,055 for the three months ended June 30, 2018, compared to $612,880 for the three months ended June 30, 2017, resulting in a decrease of $10,825. Historically, the second quarter sales are comparable year to year.

Operating Expenses

Direct costs of revenues were $338,416 and $393,610 for the three months ended June 30, 2018 and 2017, respectively resulting in a decrease of $55,194 partially due to the decrease in revenue as well as efficiencies in production.

For the three months ended June 30, 2018, our general and administrative expenses and marketing and selling expenses were $242,266 compared to $233,617 for the three months ended June 30, 2017, resulting in an increase of $8,649. As a result, net income was $14,174 for the three months ended June 30, 2018, compared to net loss of $14,347 for the three months ended June 30, 2017.

For the Six Months Ended June 30, 2018 and 2017

Revenues

Our revenue was $1,326,491 for the six months ended June 30, 2018, compared to $1,058,008 for the six months ended June 30, 2017, resulting in an increase was of $268,483 (25.4%), which reflects the positive impact of marketing and the increase in number of schools, and maximizing the search engine optimization. The first six months of the year has historically been significantly lower revenue than the second six months of the year due to the seasonality of certain products related to schools.

Operating Expenses

Direct costs of revenues were $805,928 and $643,057 for the six months ended June 30, 2018 and 2017, respectively. The increase of $162,871 (25.4%) was directly related to the increase of revenue.

For the six months ended June 30, 2018, our general and administrative expenses and marketing and selling expenses were $501,892 compared to $473,074 for the six months ended June 30, 2017, resulting in an increase of $28,818. As a result, net income was $11,474 for the six months ended June 30, 2018, compared to net loss of $59,500 for the six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2018 compared to the six months ended June 30, 2017

We had cash provided by operations of $75,966 for the six months ended June 30, 2018, compared to cash provided by operations of $64,946 for the six months ended June 30, 2017. The positive cash flow from operating activities for the six months ended June 30, 2018 is attributable to the Company’s net income from operations of $11,474. Cash provided by operations for the six months ended June 30, 2017 is attributable to the Company’s increase in accrued liabilities of $82,371.

We had cash provided by investing activities of $8,411 for the six months ended June 30, 2018 and used cash in investing activities of $11,780 for the six months ended June 30, 2017.

We used cash in financing activities of $487 for the six months ended June 30, 2018, compared to $50,450 for the same period in 2017.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net income of $11,474 and had cash provided by operating activities of $75,966 for the six months ended June 30, 2018. The Company had working capital deficit, stockholders’ equity and retained earnings of $328,058, $692,529 and $90,629, respectively, as of June 30, 2018. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weaknesses:

1.	The Company’s lack of independent directors, the Company intends to appoint additional independent directors;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

During the quarter ending June 30, 2018, the Company issued no unregistered securities.

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

ADM ENDEAVORS, INC.

Dated: August 20, 2018		/s/ Ardell Mees
	By:	Ardell Mees
	Its:	Chief Executive Officer and Chief Financial Officer

