Form 10-Q
period 2018-09-30
ADM ENDEAVORS, INC.
filed 2018-11-19
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

[  ] Yes [X] No

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

[  ] Yes [X] No

As of November 16, 2018, there were 128,020,000 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADM Endeavors, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets
Cash	$325,870	$45,589
Accounts receivable, net	201,236	284,071
Inventory	56,360	13,679
Other receivable	11,887	11,333
Total current assets	595,353	354,672

Fixed assets, net	122,801	117,261
Goodwill	936,760	-

Total assets	$1,654,914	$471,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Convertible note payable, net of discounts	$65,757	$-
Note payable	4,534	-
Capital leases, current portion	33,554	47,378
Accounts payable	19,432	78,551
Accounts payable to related parties	-	23,978
Accrued expenses	422,696	100,787
Due to related party	163,266	-
Income tax payable	33,500	33,500
Derivative liabilities	70,578	-

Total current liabilities	813,317	284,194

Non-current liabilities
Capital leases, net of current portion	2,667	26,684
Note payable, net of current portion	7,173	-

Total non-current liabilities	9,840	26,684

Total liabilities	823,157	310,878

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 128,020,000 and 0 shares issued, issuable, and outstanding at September 30, 2018 and December 31, 2017, respectively	128,020	-
Additional paid-in capital	471,880	79,900
Retained Earnings	299,857	79,155
Total stockholders’ equity	831,757	161,055

Total liabilities and stockholders’ equity	$1,654,914	$471,933

See accompanying notes to unaudited condensed consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue, net	$1,430,029	$1,252,128	$2,756,520	$2,310,136

Operating expenses
Direct costs of revenue	776,902	769,781	1,582,829	1,412,838
General and administrative	463,698	228,038	965,589	701,107

Total operating expenses	1,240,600	997,819	2,548,418	2,113,945

Operating income	189,429	254,309	208,102	196,191

Other income (expense)
Change in fair value of embedded conversion feature	7,994	-	10,791	-
Interest expense	(58,196)	(4,654)	(68,191)	(6,031)

Total other income (expense)	(50,202)	(4,654)	(57,400)	(6,031)

Net income	$139,227	$249,655	$150,702	$190,160

Net income per share - basic	$0.00	$0.00	$0.00	$0.00
Net income per share - diluted	$0.00	$0.01	$0.00	$0.01

Weighted average number of shares outstanding - basic	128,020,000	-	85,346,667	-
Weighted average number of shares outstanding - diluted	149,652,185	20,000,000	106,978,852	20,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$150,702	$190,160
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	30,045	32,982
Amortization of discount	40,600	-
Bad debt	1,605	1,347
Change in fair value of embedded conversion features	(10,791)	-
Changes in operating assets and liabilities:
Accounts receivable	81,230	(96,708)
Inventory	(42,681)	-
Other receivable	(554)	-
Accounts payable	(171,805)	(21,851)
Due to related party	24,681	-
Income taxes payable	-	-
Customer deposits	-	-
Accrued expenses	206,512	(130,356)
Accounts payable - related party	(23,978)	-
Net cash provided by (used in) operating activities	285,566	(24,426)

Cash flows used in investing activities
Assets and liabilities acquired, net, in acquisition	8,411	-
Purchase of assets	(30,680)	(11,780)
Net cash used in investing activities	(22,269)	(11,780)

Cash flows from financing activities:
Proceeds from notes payable	57,395	-
Repayments on notes payable	(2,570)	-
Repayments on capitalized leases	(37,841)	-
Issuance of common stock on conversion of debt	-	-
Capital lease financing	-	(26,838)
Proceeds from related party	-	-
Net cash provided by (used in) financing activities	16,984	(26,838)

Net increase in cash	280,281	(63,044)

Cash at beginning of period	45,589	81,674

Cash at end of period	$325,870	$18,630

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivatives liability	$56,678	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. JRP was incorporated on January 17, 2010. The acquisition of 100% of JRP from its sole shareholder was through a stock exchange whereas the Company issued 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares represents 61% of voting shares, thus there is a change of voting control. The transaction was accounted for as a reverse acquisition.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, ADM Enterprises and Just Right Products, Inc., at September 30, 2018. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at September 30, 2018. The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2017.

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

The Company performs a qualitative assessment for each of its reporting units to determine if the two-step process for impairment testing is required. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the implied fair value of the goodwill is less than the book value, the difference is recognized as impairment.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2018 and December 31, 2017.

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

The effect of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of September 30, 2018 was minimal.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Basic earnings (loss) per common share
Numerator:
Net earnings (loss) available to common shareholders	$139,227	$249,655	$150,702	$190,160
Denominator:
Weighted average common shares outstanding	128,020,000	-	85,346,667	-

Basic earnings (loss) per common share	$0.00	$0.00	$0.00	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$139,227	$249,655	$150,702	$190,160
Add convertible debt interest	23,413	-	26,596	-
Net income (loss) available to common shareholders	$162,640	$249,655	$177,298	$190,160
Denominator:
Weighted average common shares outstanding	128,020,000	-	85,346,9667	-
Preferred shares	20,000,000	20,000,000	20,000,000	20,000,000
Convertible debt	1,632,185	-	1,632,185	-
Adjusted weighted average common shares outstanding	149,652,185	20,000,000	106,978,852	20,000,000

Diluted earnings (loss) per common share	$0.00	$0.01	$0.00	$0.01

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2018 and December 31, 2017. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended September 30, 2018 and December 31, 2017.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segments as of September 30, 2018 and December 31, 2017.

Effect of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. In February 2018, FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendment clarifies that land easements are within the scope of the new leases standard (ASC 842) and introduces a new transition practical expedient allowing a company to not assess whether existing and expired land easements that were not previously accounted for as leases under current US GAAP (ASC 840) are or contain leases under ASC 842.

In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendment provides improvements that clarify specific aspects of the guidance in ASU 2016-02. In August 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendment provides entities with an additional (and optional) transition method to adopt the new leases standard and provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. To date, certain personnel have attended technical training concerning this new standard and management is currently reviewing our various leases to identify those affected. The Company is also continuing to evaluate transition considerations such as whether to elect practical expedients, use of hindsight, and comparative reporting periods.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statement.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net income of $150,702 and had cash provided by operating activities of $285,566 for the nine months ended September 30, 2018. As of September 30, 2018, the Company had a working capital deficit of $217,964, stockholders’ equity and retained earnings of $601,900 and $229,857 or total stockholders’ equity of $831,757, respectively. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 19, 2018, there were no pending or threatened lawsuits.

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

Future minimum lease payments under these leases are as follows:

	Related	Non-related
2019	$78,000	$54,753
2020	58,500	46,064
Total	$136,500	$100,817

The ADM office totals approximately 550 square feet in area and is provided by the CEO at no cost to the Company. The space is suitable for our current administrative needs, although we anticipate that we will require additional space in order to support the planned expansion of our workforce in sales, marketing and administration.

Rent expense for the operating lease commitment with M&M Real Estate, Inc. for the nine months ended September 30, 2018 and 2017 was $47,500 and $46,000, respectively. The Company also incurred rent expense of $28,296 for lease services and $51,583 for Beta Plaza at the Parks.

Capital Leases

The Company leases equipment under leases classified as capital leases.

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments and of September 30, 2018. The interest rates related to the lease obligations are minimal, and the leases mature through November 2019.

Future minimum lease payments under these capital leases are as follows:

Non-related
2018	$9,537
2019	26,684
Total	36,221
Less amount representing interest	-
Present value of minimum lease payments	$36,221

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the nine months ended September 30, 2018 and 2017, the Company paid $48,037 and $53,937 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2019.

During the nine months ended September 30, 2018 and 2017, the Company paid $3,287 and $4,210 for the uniform supply agreement.

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Equipment	$259,979	$259,979
Furniture and fixtures	4,905	-
Vehicle	30,680	-
Less: accumulated depreciation	(172,763)	(142,718)
Property and equipment, net	$122,801	$117,261

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $30,045 and $32,982, respectively.

NOTE 6 – NOTE PAYABLE

As of September 30, 2018, and December 31, 2017, the Company has a note payable balance of $11,707 and $0, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On March 5, 2018, the Company entered into a convertible promissory note. The funding to the Company is in tranches. On March 5, 2018, the Company received the first tranche of $48,697. The Company received $57,395 during the nine months ended September 30, 2018. The Company received total funding of $106,092. The note and interest of $64,835 are due on March 5, 2019. The note is convertible into common stock at a price of 65% of the lowest three trading prices during the ten days prior to conversion.

The Company recorded a debt discount and derivative liability related to the variable conversion feature of the note. For the period ended September 30, 2018, the Company recorded amortization of the note discount of $40,600. The note balance was $106,092, less a discount of $40,335, at September 30, 2018.

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder and director and officer of the Company has receivables due from him of $11,887 and $11,333 as of September 30, 2018 and December 31, 2017, respectively.

The sole director and officer is the owner of M & M (see Note 3) which leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred rent expense of $47,500 and $46,000, respectively, to M & M for the nine months ended September 30, 2018 and 2017, respectively.

The Company has accounts payable to M&M of $0 and $23,978 as of September 30, 2018 and December 31, 2017, respectively.

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of September 30, 2018, and December 31, 2017, a related party advanced the Company $163,266 and $0, respectively. The amounts are non-interest bearing and payable upon demand.

Employment and Consulting Agreements

On January 3, 2017, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $72,000. The amount payable to Mr. Mees at September 30, 2018 and December 31, 2017 was $137,132 and $0 respectively.

On May 1, 2018, the Company entered into a consulting agreement for 1 year and agreed to issue 2,250,000 common shares on a pro rata basis. As of September 30, 2018, the Company has not issued any common shares and accrued $75,000 as consulting expense.

NOTE 9 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 128,020,000 outstanding shares of common stock at September 30, 2018 and December 31, 2017. There were 2,000,000 outstanding shares of preferred stock as of September 30, 2018 and December 31, 2017. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stock holders.

NOTE 10 – CONCENTRATION OF CUSTOMER

Concentration of Revenue

For the nine months ended September 30, 2018 and 2017, one customer made up 38% and 39% of revenues, respectively. No customers accounted for more than 10% of accounts receivable as of September 30, 2018 and 2017, respectively.

NOTE 11 – REVERSE ACQUISITION

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. The acquisition of 100% of JRP from its sole shareholder was through a stock exchange whereas the Company issued 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares represents 61% of voting shares, thus there is a change of voting control.

The purchase price was estimated to be $520,000 based on a preliminary valuation of the equity interest of JRP which was transferred to the owners of ADM in the reverse acquisition (39% of JRP). The purchase price was allocated to the fair value of the assets and liabilities acquired including goodwill of $936,760. The Company is in the process of finalizing the valuation.

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

For the Three Months Ended September 30, 2018 and 2017

Revenues

Our revenue was $1,430,029 for the three months ended September 30, 2018, compared to $1,252,128 for the three months ended September 30, 2017, resulting in an increase of $177,901. Historically, the third quarter sales are comparable year to year.

Operating Expenses

Direct costs of revenues were $776,902 and $769,781 for the three months ended September 30, 2018 and 2017, respectively resulting in an increase of $7,121 partially due to the increase in revenue as well as efficiencies in production.

For the three months ended September 30, 2018, our general and administrative expenses and marketing and selling expenses were $463,698 compared to $228,038 for the three months ended September 30, 2017, resulting in a increase of $235,660. As a result, net income was $139,227 for the three months ended September 30, 2018, compared to net income of $249,655 for the three months ended September 30, 2017.

For the Nine Months Ended September 30, 2018 and 2017

Revenues

Our revenue was $2,756,520 for the nine months ended September 30, 2018, compared to $2,310,136 for the nine months ended September 30, 2017, resulting in an increase was of $446,384 (19%), which reflects the positive impact of marketing and the increase in number of schools, and maximizing the search engine optimization. The first six months of the year has historically been significantly lower revenue than the second six months of the year due to the seasonality of certain products related to schools.

Operating Expenses

Direct costs of revenues were $1,582,829 and $1,412,838 for the nine months ended September 30, 2018 and 2017, respectively. The increase of $169,991 (12%) was directly related to the increase of revenue.

For the nine months ended September 30, 2018, our general and administrative expenses and marketing and selling expenses were $965,589 compared to $701,107 for the nine months ended September 30, 2017, resulting in an increase of $264,482. As a result, net income was $150,702 for the nine months ended September 30, 2018, compared to net income of $190,160 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

We had cash provided by operations of $285,566 for the nine months ended September 30, 2018, compared to cash used in operations of $24,426 for the nine months ended September 30, 2017. The positive cash flow from operating activities for the nine months ended September 30, 2018 is attributable to the Company’s net income from operations of $150,702. Cash used in operations for the nine months ended September 30, 2017 is attributable to the Company’s increase in accounts receivable offset by the increase in accrued liabilities.

We had cash used in investing activities of $22,269 for the nine months ended September 30, 2018 and used cash in investing activities of $11,780 for the nine months ended September 30, 2017.

We had cash provided by financing activities of $16,984 for the nine months ended September 30, 2018, compared to cash used of $26,838 for the same period in 2017.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net income of $150,702 and had cash provided by operating activities of $285,566 for the nine months ended September 30, 2018. The Company had working capital deficit, stockholders’ equity and retained earnings of $217,964, $601,900 and $229,857, respectively, as of September 30, 2018. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. JRP was incorporated on January 17, 2010. The acquisition of 100% of JRP from Marc Johnson (“Johnson”) was through a stock exchange whereas the Company issued Johnson 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares, after issuance, constitutes a change of control as Johnson, the receiver of the Acquisition Shares controls approximately 61% of the outstanding votes.

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

During the quarter ending September 30, 2018, the Company issued no unregistered securities.

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

ADM ENDEAVORS, INC.

Dated: November 19, 2018		/s/ Ardell Mees
	By:	Ardell Mees
	Its:	Chief Executive Officer and Chief Financial Officer

