Form 10-K
period 2018-12-31
ADM ENDEAVORS, INC.
filed 2019-04-16
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $0.

As of April 16, 2019, the issuer had 128,020,000 shares of its common stock issued and outstanding.

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

On April 19, 2018, the Company acquired Just Right Products, Inc. (“Just Right Products”), a Texas corporation. The acquisition of 100% of Just Right Products from its sole shareholder was through a stock exchange whereas the ADM Endeavors, Inc. issued 2,000,000 shares of restricted Series A preferred stock. Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Preferred Shares represents 61% of voting shares, thus there is a change of voting control and the transaction will be accounted for as a reverse acquisition. As a result of the transaction, Just Right Products became a wholly-owned subsidiary of the Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises on July 1, 2008. All business operations are those of the Company’s wholly-owned subsidiaries, Just Right Products and ADM Enterprises from April 2018.

In May 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 shares at a par value of $0.001 per share.

Current Business Operations

Just Right Products, Inc.

Since 2010, Just Right Products, Inc. has operated a diverse vertical integrated business, which consists of a retail sales division, screen print promotions, embroidery production, digital production, import wholesale sourcing, and uniforms.

The Retail Sales Division focuses on any product with a logo. It sells a very wide range of products from business cards to coffee cups. Its motto is “We sell anything with a logo.” Just Right Products’ salespeople excel at sales because they are selling the items people like to buy. Our sales consist of sales made by in-house hourly employees and commissioned-based employees. In house accounts are more profitable for Just Right Products than commissioned sales. Based on profitability reasons, Just Right Products has focus resources on SEO (Search Engine Optimization) and Website to develop more in-house customers.

The Screen Printing Department utilizes its 5 screen printing machines to print garments. The department can produce over 8,000 units per day. There are two types of orders, as follows: 1) Retail – where printing is done on purchased products, and 2) Contract printing – performed on wholesale customer provided products. Retail sales printing is more profitable whereas contract printing is less profitable but is beneficial at maximizing production space. Just Right Products is currently operating at 40% of capacity with its current equipment therefore, growth without additional equipment is feasible.

The Embroidery equipment has 51 heads of embroidery capacity. It is the same type of production as screen printing, as stated above, in regards to retail and contract embroidery. The Embroidery Department is operating at 30% of capacity with its current equipment therefore, growth without additional equipment is feasible.

The Digital Department also operates in the same manner as screen printing and embroidery and is operating at 50% of capacity based on its current equipment with significant growth potential.

All production departments have more equipment exceeding the workload of the employees’ potential. This gives Just Right Products the ability for expansion in revenue with the hiring of additional employees, and/or having the luxury of having backup equipment eliminating down time and the ability large jobs with the help of part-time employees. The additional equipment is also part of an expansion plan.

The Import Department sources products for retail and wholesale customers. Just Right Products has employees fluent in Chinese thereby affording the Company to significant opportunities to deal directly with factories in China. The Company, through its situation, has China-based sub-contractors, on an as needed basis, for factory inspections and quality control. The Import Division has great potential based on in-house production.

The Uniform Division sells uniforms to businesses and schools. Its’ advantages over its competition is in-house production and international sourcing.

ADM Enterprises

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

The Company reports its businesses under the following SIC Codes:

SIC CODE	Description
1799	Special Trade Contractors, Not Elsewhere Classified
7319	Advertising - Promotional

Competition

Just Right Products, Inc.

In the past five years the United States promotional products industry expanded greatly. With annual revenues of over $23 billion and growth of over 3% per year, the industry employs over 250,000 people in over 26,000 businesses. Similar to other advertising industries over the period, the growing economy fostered healthy consumer spending, so businesses respond by increasing expenditures on advertisements to capture the attention of shoppers and downstream clients. In addition, an increase in the total number of US businesses added to the industry’s potential pool of clientele, as new companies often use promotional products to endorse their business, product or service. Over the next five years, continued growth in corporate profit and total advertising expenditure will boost industry demand, compelling companies to spend more on promotional products

Every single consumer for every single product is a potential recipient of branded promotional products. Countless thousands of promotional products have a far greater reaching impact than most people might think, considering the following facts: (source; PPIA)

●	83% of customers say they enjoy receiving a promotional product with an advertising message;
●	After receiving a promotional product, 85% of customers say they do business with the company;
●	58% of customers keep a promotional product for up to four years;
●	89% of customers can recall the advertiser on a promotional product they received in the past two years; and
●	A promotional product increases the effectiveness of other media by 44%.

ADM Enterprises, Inc.

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

ADM ’s chief competitors are located primarily in larger cities. The following identifies those with whom ADM competes on a regular basis and their applicable market share:

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

Some of the targeted markets for expansion currently are showing enough demand for services that the full-time presence is already justified, and those locations would grow even more quickly. Those select locations are scheduled first for expansion.

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

Employees

The Company has employment agreements with its chief executive officer / chief financial officer and its chief operating officer. On April 19, 2018, the Company executed two-year employment agreements, respectively, with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer, and Marc Johnson, the Company’s Chief Operating Officer. As compensation for services, Mr. Mees and Mr. Johnson are to receive annual base salaries of $60,000 each.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company currently maintains its corporate office at 2021 N. 3rd St., Bismarck, North Dakota 58501. Our telephone number is (701) 226-9058. At this location, Ardell D. Mees provides two office spaces for the exclusive use of the Company. No monthly fee is being charged to the Company, as management believes such cost is nominal and so does not recognize any rent expense in the financial statements. The Company rents a storage unit for exclusive use of the Company in Mandan, North Dakota for a total cost of $1,560 per year. Just Right Products, Inc. address is 5941 Posey Lane, Haltom City, Texas 76117. The Just Right Products, Inc.’s operations has approximately 17,000 square feet in area and is leased at a cost of approximately $6,500 per month. The lease is with a company owned by an officer and director of the Company.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 16, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company accepted effective status as a reporting company on September 18, 2013 through the filing of an S-1 registration statement with the Securities and Exchange Commission. As of the filing date of this annual report, there is no market for the Company’s stock. The Company is working with a market maker and has submitted its application to FINRA to acquire a ticker symbol. The Company plans on listing the stock for quotation on the Over-The-Counter Markets and will submit an application with FINRA for a trading symbol.

Holders

As of December 31, 2018, there were approximately 128,020,000 shares of common stock issued and outstanding, held by 51 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

On June 5, 2013, the Company designated 80,000,000 preferred shares as Series A Convertible Preferred Stock which has the voting power equal to 100 common shares per each share of preferred stock. Each Series A Convertible Preferred Stock is convertible into 10 common shares at any time by the holder. As of December 31, 2018, there are 2,000,000 preferred shares outstanding.

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

Current and Planned Operations

ADM Enterprises, Inc.

Currently, ADM Enterprises, Inc. has to travel to and from its only office in North Dakota to the mid-west to bid and compete for sales. The Company hopes to expand operations by opening a satellite office in the mid-western region whereby it could aggressively bid on projects easier and more efficiently. The Company also plans to mitigate the uncertainty of the U.S. economy by increasing its customer base to include mid-sized grocery chains as well.

The large national supermarket chains usually remodel their stores every four to six years. The Company has noticed that national chains will more typically begin remodeling projects in the second half of the year, with completion before the holiday season. The majority of the Company’s revenues are derived from grocery store décor design companies. The duration of the contracts awarded can range anywhere from one week to one month, depending on how large the store is. It normally takes 21 to 30 days upon completion of projects to be paid in full.

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

District Location	Geographic Area	Target Date
Kansas City, MO	Missouri, Kansas, Oklahoma, Arkansas	September 1, 2019
Minneapolis, MN	Minnesota, Iowa, Wisconsin, Northern Illinois, and the UP of Michigan	March 1, 2020
Denver, CO	Colorado, Wyoming, Western Nebraska, and Western Kansas	September 1, 2020
Chicago, IL	Illinois, Indiana, Michigan, and Eastern Wisconsin	March 1, 2021
Spokane, WA	Washington, California, Idaho, and Montana	September 1, 2021

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

Just Right Products, Inc.

Since 2010 Just Right Products, Inc’s annual revenues have been growing at approximately 20% per year, we anticipate this continued growth rate as all production departments currently have more equipment which currently exceeds the workload potential of the employees. This gives Just Right Products the ability for expansion in revenue with the hiring of additional employees, and/or having the luxury of having backup equipment eliminating down time and the ability to perform large jobs with the help of part-time employees. The additional equipment is also part of a long-term expansion plan for the Company.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2018 TO THE YEAR ENDED DECEMBER 31, 2017

Results of Operations

Revenue

For the year ended December 31, 2018, the Company had revenues of $3,617,771 compared to $3,240,005 for the same period in 2017. The increase in revenue of $377,766, or 11.66%, is primarily due to marketing programs with area schools.

Cost of Revenues

The cost of revenues for the year ended December 31, 2018 was $2,165,917 compared to $2,117,485 for the same period in 2017. Cost of revenues for 2018 was 60% of revenue compared to 65% of revenue for 2017. The primary cause of the decrease as a percentage of revenue was due to increased efficiencies from the purchased of manufacturing equipment in 2018 and 2017.

General and Administrative Expenses

The general and administrative expenses were $1,486,029 for the year ended December 31, 2018 compared to $754,181 for the same period in 2017. The increase in 2018 in general and administrative expenses was primarily due to increased professional fees in connection with the reverse acquisition for the year ended 2018 of approximately $108,000. The Company also accrued approximately $131,000 for stock-based compensation for the year ended 2018. The common shares have not been issued as of the date of the filing. Payroll expenses increased approximately $92,000 to approximately $844,000 from approximately $752,000 for the years ended December 31, 2018 and 2017, respectively. General office, including computer expenses, increased approximately $90,000. Officers’ compensation increased by approximately $85,000.

Net Loss

The net loss for the year ended December 31, 2018 was $353,037 compared to net income $152,661 for the same period in 2017.

Liquidity and Capital Resources

General

At December 31, 2018, we had cash of $31,199. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities provided cash of $110,441 for the year ended December 31, 2018, and we had $29,695 of cash provided by operations during the same period in 2017.

Cash used in investing activities during the year ended December 31, 2018, was $131,159 compared to $15,330 during the same period in 2017.

Cash generated in our financing activities was $6,328 for the year ended December 31, 2018, compared to cash used of $50,450 during the comparable period in 2017.

As of December 31, 2018, current liabilities exceeded current assets by $622,302. Current assets increased from $354,672 at December 31, 2017 to $380,657 at December 31, 2018, whereas current liabilities increased from $284,194 at December 31, 2017 to $1,002,959 at December 31, 2018.

	For the years ended
	December 31,
	2018	2017

Cash provided by operating activities	$110,441	$29,695
Cash used in investing activities	(131,159)	(15,330)
Cash provided by (used in) financing activities	6,328	(50,450)

Net changes to cash	$(14,390)	$(36,085)

Going Concern

The Company has a net loss for the year ended December 31, 2018 of $353,037 and a working capital deficit as of December 31, 2018 of $622,302 and has cash provided by operations of $110,441 for the year ended December 31, 2018. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach.

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method with no impact to the opening retained earnings and determined there were no changes required to its reported revenues as a result of the adoption. An analysis of contracts with customers under the new revenue recognition standard was consistent with the Company’s current revenue recognition model, whereby revenue is recognized primarily on the date products are shipped to the customer. The Company has enhanced its disclosures of revenue to comply with the new guidance.

Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition.”

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery of the product to our guest. When merchandise is shipped to our guests, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the guest has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

We provide consulting services which were minimal for the years ended December 31, 2018 and 2017, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Endeavors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Endeavors, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

As discussed in Note 2 to the financial statements, the Company’s negative working capital, loss from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. These 2018 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

April 16, 2019

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Balance Sheets

December 31,

	2018	2017
ASSETS
Current assets
Cash	$31,199	$45,589
Accounts receivable, net	237,586	284,071
Inventory	92,646	13,679
Other receivable	19,226	11,333
Total current assets	380,657	354,672

Fixed assets, net	223,549	117,261
Goodwill	688,778	-

Total assets	$1,292,984	$471,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Convertible note payable, net of discounts	$89,544	$-
Note payable	4,581	-
Capital leases, current portion	26,684	47,378
Accounts payable	92,060	78,551
Accounts payable to related parties	50,401	23,978
Accrued expenses	492,117	100,787
Due to related party	50,000	-
Income tax payable	-	33,500
Derivative liabilities	197,572	-

Total current liabilities	1,002,959	284,194

Non-current liabilities
Capital leases, net of current portion	-	26,684
Note payable, net of current portion	6,007	-

Total non-current liabilities	6,007	26,684

Total liabilities	1,008,966	310,878

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of December 31, 2018 and 2017, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 128,020,000 and 0 shares issued, issuable, and outstanding at December 31, 2018 and 2017, respectively	128,020	-
Additional paid-in capital	427,880	79,900
Accumulated deficit	(273,882)	79,155
Total stockholders’ deficit	284,018	161,055

Total liabilities and stockholders’ deficit	$1,292,987	$471,933

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2018	2017

Revenue, net	$3,617,771	$3,240,005
Cost of Goods Sold	2,165,917	2,117,485
Gross Profit	1,451,854	1,122,520

Operating expenses
General and administrative	1,486,029	754,181
Marketing and selling	96,661	176,075

Total operating expenses	1,582,690	930,256

Operating income (loss)	(130,836)	192,264

Other income (expense)
Change in fair value of embedded conversion feature	(116,203)	-
Interest expense	(105,998)	(6,103)

Total other income (expense)	(222,201)	(6,103)

Loss before tax provision	(353,037)	186,161

Provision for income taxes	-	33,500

Net income (loss)	$(353,037)	$152,661

Net loss per share - basic	$-	$-
Net loss per share - diluted	$-	$0.01

Weighted average number of shares outstanding - basic	96,102,685	-
Weighted average number of shares outstanding - diluted	96,102,685	20,000,000

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2018	2017
Cash flows from operating activities:
Net income (loss)	$(353,037)	$152,661
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	33,697	36,532
Amortization of debt discount	64,387	-
Bad debt expense	26,767	10,358
Change in fair value of embedded conversion features	116,203	-
Changes in operating assets and liabilities:
Accounts receivable	19,718	(188,414)
Inventory	(78,967)	33,885
Prepaid expenses and other assets	(7,893)	(11,333)
Accounts payable	(94,687)	5,131
Accounts payable - related party	26,423	23,978
Income taxes payable	(33,500)	33,500
Accrued expenses	391,330	(66,603)
Net cash provided by operating activities	110,441	29,695

Cash flows used in investing activities
Assets and liabilities acquired, net, in reverse acquisition	8,411	-
Purchase of assets	(139,570)	(15,330)
Net cash used in investing activities	(131,159)	(15,330)

Cash flows from financing activities:
Proceeds from notes payable	57,395	-
Repayments on notes payable	(30,373)	-
Repayments on capitalized leases	(20,694)	(50,450)
Net cash provided by financing activities	6,328	(50,450)

Net increase in cash	(14,390)	(36,085)

Cash at beginning of period	45,589	81,674

Cash at end of period	$31,199	$45,589

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$6,103

Cash paid for taxes	$33,500	$-

Non-cash investing and financing activities:
Derivatives liability	$7,739	$-

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

December 31, 2018

			Common Stock				Additional
	Preferred Stock		Issuable		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	2,000,000	2,000	-	-	-	-	79,900	(73,506)	8,394

Issuance of common stock for services	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	152,661	152,661

Balance at December 31, 2017	2,000,000	2,000	-	-	-	-	79,900	79,155	161,055

Common stock issued in
connection with reverse acquisition	-	-			128,020,000	128,020	347,980		476,000
Net loss	-	-	-	-	-	-	-	(353,037)	(353,037)

Balance at December 31, 2018	2,000,000	2,000	-	-	128,020,000	128,020	427,880	(273,882)	284,018

See accompanying notes to consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2018

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

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. JRP was incorporated on January 17, 2010. The acquisition of 100% of JRP from its sole shareholder was through a stock exchange whereas the Company issued 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares represents 61% of voting shares, thus there is a change of voting control. The transaction was accounted for as a reverse acquisition, whereby the financial statements are those of JRP’s and include ADM from the date of the transaction.

JRP is focused on being an added value reseller with concentration in embroidery, screen printing, importing and uniforms for businesses, schools and individuals in the State of Texas.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, AMD Enterprises and Just Right Products, Inc., at December 31, 2018. All significant intercompany balances and transactions have been eliminated.

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $353,037 and had cash provided by operating activities of $110,441 for the year ended December 31, 2018. As of December 31, 2018, the Company had a working capital deficit of $622,302. The Company’s negative working capital, loss from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2018 and 2017, the Company had no cash equivalents.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach.

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method with no impact to the opening retained earnings and determined there were no changes required to its reported revenues as a result of the adoption. An analysis of contracts with customers under the new revenue recognition standard was consistent with the Company’s current revenue recognition model, whereby revenue is recognized primarily on the date products are shipped to the customer. The Company has enhanced its disclosures of revenue to comply with the new guidance.

Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition.”

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery of the product to our guest. When merchandise is shipped to our guests, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the guest has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

We provide consulting services which were minimal for the years ended December 31, 2018 and 2017, respectively.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at December 31, 2018 or 2017. The Company had bad debt expense of $26,767 and $10,358 for the year ended December 31, 2018 and 2017, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has no reserve as of December 31, 2018 and 2017, respectively.

One vendor accounted for approximately 27% and 36% of inventory purchases in fiscal year ended December 31, 2018 and 2017, respectively. This same vendor made up 23% and 64% of our accounts payable as of December 31, 2018 and 2017, respectively.

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses the Black-Scholes Merton option pricing model. Changes in fair value are recorded in the statements of operations.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at December 31, 2018 or 2017.

Fixed Assets

Fixed assets are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life. Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Classification	Estimated Useful Lives
Equipment	5 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	4 to 7 years
Websites	3 years

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

The Company determined that there were no impairments of long-lived assets at December 31, 2018 and 2017.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31,
	2018	2017

Basic earnings (loss) per common share
Numerator:
Net earnings (loss) available to common shareholders	$(353,037)	$152,661
Denominator:
Weighted average common shares outstanding	96,102,685	-

Basic earnings (loss) per common share	$(0.00)	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(353,037)	$152,661
Add convertible debt interest	39,966	-
Net income (loss) available to common shareholders	$(313,071)	$152,661
Denominator:
Weighted average common shares outstanding	96,102,685	-
Preferred shares	20,000,000	20,000,000
Convertible debt	1,632,185	-
Adjusted weighted average common shares outstanding	117,734,870	20,000,000

Diluted earnings (loss) per common share	$(0.00)	$0.01

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2018 and 2017. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended December 31, 2018 and 2017.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of December 31, 2018 and 2017.

Effect of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect the ASU to have a material effect on the Company’s results of operations, and the ASU will have no effect on cash flows.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statement.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 16, 2019, there were no pending or threatened lawsuits.

Operating Lease Commitment

The Company leases approximately 18,000 square feet of space in Haltom City, Texas, pursuant to a lease that will expire on June 1, 2020. This facility serves as our corporate headquarters, manufacturing facility and showroom. The lease is with M & M Real Estate, Inc. (“M & M”), a company owned solely by our majority shareholder and director of the Company. Additionally, the Company has approximately 6,000 square feet of space in Arlington, Texas which serves as an academic showroom, pursuant to a lease that will expire on June 1, 2020.

Future minimum lease payments under these leases are as follows:

	Related	Non-related
2019	$78,000	$69,096
2020	39,000	28,790
Total	$117,000	$97,886

The ADM office totals approximately 550 square feet in area and is provided by the CEO at no cost to the Company. The space is suitable for our current administrative needs, although we anticipate that we will require additional space in order to support the planned expansion of our workforce in sales, marketing and administration.

Rent expense for the operating leases for the years ended December 31, 2018 and 2017 was $173,084 and $160,890, respectively.

Included in rent expense was $78,000 and $78,000 for the years ended December 31, 2108 and 2017, respectively, to M & M Real Estate, Inc. (“M & M”). M & M is owned by the majority shareholder, director and officer of the Company.

Capital Leases

The Company leases equipment under leases classified as capital leases.

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments and of December 31, 2018. The interest rates related to the lease obligations are minimal, and the leases mature through November 2019.

Future minimum lease payments under these capital leases are as follows:

Non-related
2019	$26,684
Total	26,684
Less amount representing interest	-
Present value of minimum lease payments	$26,684

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the years ended December 31, 2018 and 2017, the Company paid $57,446 and $62,030 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2019.

During the years ended December 31, 2018 and 2017, the Company paid $22,440 and $29,286 for the uniform supply agreement.

NOTE 4 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Equipment	$353,539	$244,649
Furniture and equipment	25,819	15,330
Autos and trucks	65,680	-
Less: accumulated depreciation	(221,489)	(142,718)
Property and equipment, net	$223,549	$117,261

Depreciation expense

Depreciation expense for the years ended December 31, 2018 and 2017 was $33,697 and $36,532, respectively.

NOTE 5 – NOTE PAYABLE

As of December 31, 2018, and 2017, the Company has a note payable balance of $10,588 and $0, respectively. On April 1, 2018, the Company assumed a note payable in connection with the reverse acquisition. The loan is for $34,628 including finance charges and is secured by a vehicle. The Company will make 84 payments of $412 during the term of the loan. The loan term ends on March 10, 2021. The current portion of the loan is $4,581.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The funding was in tranches whereby the Company assumed the first tranche of $48,697. The Company received the remaining tranches totaling $57,395 during the year ended December 31, 2018. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The Company recorded interest expense of $39,966 during the year ended December 31, 2018.

The note balance was $106,092, less a discount of $16,548 or $89,544 as of December 31, 2018.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes wert recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Amortization of the debt discount totaled $64,387 and $- during the years ended December 31, 2018 and 2017, respectively.

The derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt, with a risk free rate of 2.45% and volatility of 100% as of December 31, 2018. Included in Derivative Income in the accompanying consolidated statements of operations is expense arising from the change in fair value of the derivatives of $116,203 during the year ended December 31, 2018.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion.

NOTE 7 – ACCRUED EXPENSES

The Company had total accrued expenses of $492,117 and $100,787 as of December 31, 2018 and December 31, 2017. See breakdown below of accrued expenses as follows:

	December 31, 2018	December 31, 2017
Credit cards payable	$197,153	$86,892
Accrued stock compensation	131,250	-
Accrued officer salary	85,000	-
Accrued interest	43,745	-
Other accrued expenses	34,969	13,895
	$492,117	$100,787

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder and director and officer of the Company has receivables due from him of $0 and $11,333 as of December 31, 2018 and 2017, respectively.

The majority shareholder, director and officer is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred rent expense of $78,000 and $78,000, respectively, to M & M for the years ended December 31, 2018 and 2017, respectively.

The Company has accounts payable to M&M of $50,401 and $23,978 as of December 31, 2018 and 2017, respectively. The accounts payable is related to products the Company purchased from M&M during the year ended December 31, 2018 and 2017, respectively. The Company purchased approximately $223,000 and $100,000, respectively. M&M marks up these purchases 10%.

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of December 31, 2018 the Company owes Ardell Mees, CEO $50,000 from expenses assumed in connection with the reverse acquisition.

Employment and Consulting Agreements

In April 2018, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $60,000. The amount payable to Mr. Mees at December 31, 2018 and 2017 was $42,500 and $0 respectively.

In April 2018, the Company executed a two-year employment agreement with Marc Johnson, the Company’s Chief Operating Officer. As compensation for services, Mr. Johnson is to receive an annual base salary of $60,000. The amount payable to Mr. Johnson at December 31, 2018 and 2017 was $42,500 and $0 respectively.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officers family member. As of December 31, 2018, the Company has not issued any common shares and accrued $131,250 as consulting expense.

NOTE 9 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 128,020,000 and 0 outstanding shares of common stock at December 31, 2018 and December 31, 2017, respectively. There were 2,000,000 outstanding shares of preferred stock as of December 31, 2018 and December 31, 2017, repectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stock holders.

Common shares issued and to be issued

On May 1, 2018, the Company entered into a consulting agreement for 1 year and agreed to issue 2,250,000 common shares vesting on a monthly basis. As of December 31, 2018, the Company has not issued any common shares and accrued $131,250 as consulting expense.

NOTE 10 – CONCENTRATION OF CUSTOMER

For the years ended December 31, 2018 and 2017, one customer made up 15% and 14% of revenues, respectively. No customers accounted for more than 10% of accounts receivable as of December 31, 2018 and 2017, respectively.

NOTE 11 – INCOME TAXES

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2018 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs;” and repeal of the federal Alternative Minimum Tax (“AMT”).

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

At December 31, 2018 and 2017 respectively, the Company had net operating loss carryforwards for income tax purposes of $150,000 and $0 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2018 through 2038. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation for the year ended December 31, 2018 and 2017:

	2018	2017
Tax benefit computed at U.S. Statutory rate	$(75,000)	$78,000
Increase (decrease) in taxes resulting from:
Utilization of net operating loss	-	(44,500)
Change in valuation allowance	75,000	-
Total	$-	$33,500

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2018 and 2017:

	2018	2017
Deferred tax assets
Net operating loss carryforward	$75,000	$-
Accrued compensation	-	-
Total deferred tax assets	75,000	-
Less valuation allowance	(75,000)	-
Net deferred tax asset	$-	$-

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31, 2018 and 2017:

	2018	2017

Federal statutory taxes	(21)%	(34)%
Utilization of net operating loss	-%	19%
Change in valuation allowance	21%	-%
	—%	(15)%

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

NOTE 12 – REVERSE ACQUISITION

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. The acquisition of 100% of JRP from its sole shareholder was through a stock exchange whereas the Company issued 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares represents 61% of voting shares, thus there is a change of voting control and the transaction will be accounted for as a reverse acquisition.

The purchase price was estimated to be $476,000 based on a valuation of the equity interest of JRP which was transferred to the owners of ADM in the reverse acquisition (39% of JRP). The purchase price was allocated to the fair value of the assets and liabilities acquired including goodwill of $688,778.

The following summarizes the allocation of the fair values assigned to assets and liabilities assumed:

Amount
Cash	$8,411
Non-current assets	4,905
Goodwill	688,778
Current liabilities	(226,094)
Total purchase price	$476,000

Pro-Forma Financial Information

The following unaudited pro-forma data provides the balance sheet as of December 31, 2017 and summarizes the result of the operations for the years ended December 31, 2017 and 2016 as if the acquisition of Just Right Products, Inc. (“Just Right Products”) had been completed on January 1, 2016. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2016.

December 31, 2017

	ADM	Just Right	Pro-forma
	Endeavors	Products (a)	Adjustments	Combined
ASSETS
Current assets
Cash	$9,356	$45,589	$-	$54,945
Accounts receivable, net	-	284,071	-	284,071
Inventory	-	13,679	-	13,679
Other receivable	-	11,333	-	11,333
Total current assets	9,356	354,672	-	364,028

Fixed assets, net	7,180	117,261	-	124,441
Goodwill	-	-	936,760	936,760

Total assets	$16,536	$471,933	$936,760	$1,425,229

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Note payable	$4,606	$-	$-	$4,606
Capital leases, current portion	-	47,378	-	47,378
Accounts payable	112,689	78,551	-	191,240
Accounts payable to related parties	-	23,978	-	23,978
Accrued expenses	90,015	100,787	-	190,802
Due to related party	137,885	-	-	137,885
Income tax payable	-	33,500	-	33,500

Total current liabilities	345,195	284,194	-	629,389

Non-current liabilities
Capital leases, net of current portion	-	26,684	-	26,684
Note payable, net of current portion	10,328	-	-	10,328

Total non-current liabilities	10,328	26,684	-	37,012

Total liabilities	355,523	310,878	-	666,401

Stockholders’ equity (deficit)
Preferred stock	-	-	2,000	2,000
Common stock	129,316	5,100	(5,100)	129,316
Additional paid-in capital	15,464,309	76,800	(14,992,752)	548,357
Retained earnings (accumulated deficit)	(15,932,612)	79,155	15,932,612	79,155
Total stockholders’ equity (deficit)	(338,987)	161,055	936,760	758,828

Total liabilities and stockholders’ equity (deficit)	$16,536	$471,933	$936,760	$1,425,229

	For the Year Ended December 31, 2017
	ADM	Just Right Products (a)	Pro-forma Adjustments	Combined
Revenue, net	$159,836	$3,240,005	$-	$3,399,841
Operating expenses	835,169	3,047,741	-	3,882,910
Income (loss) from operations	(675,333)	192,264	-	(483,069)
Other income (expense)	(12,832)	(6,103)	-	(18,935)
Income before income taxes	(688,165)	186,161	-	(502,004)
Net income (loss)	$(688,165)	$152,661	$-	$(535,504)
Net income (loss) per common share - basic and diluted	$(0.01)			$(0.00)
Weighted average number of common shares outstanding during the period - basic and diluted	128,272,703			128,272,703

	For the Year Ended December 31, 2016
		Just Right	Pro-forma
	ADM	Products (a)	Adjustments	Combined
Revenue, net	$189,406	$2,821,942	$-	$3,011,348
Operating expenses	954,201	2,790,245	-	3,744,446
Income (loss) from operations	(764,795)	31,697	-	(733,098)
Other income (expense)	(7,151)	(772)	-	(7,923)
Income before income taxes	(771,946)	30,925	-	(741,021)
Net income (loss)	$(771,946)	$30,925	$-	$(741,021)
Net income (loss) per common share - basic and diluted	$(0.01)			$(0.01)
Weighted average number of common shares outstanding during the period - basic and diluted	125,908,651			125,908,651

(a)	Reflects 2017 and 2016 results of operations prior to the acquisition date. Just Right Products was acquired on April 1, 2018. Both entities are using their respective audited financials for the periods.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  December 31, 2018 an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the Chief Operating Officer (COO), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO, CFO and COO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and COO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes to Internal Controls and Procedures over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the annual period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a) We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b) Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

c) The Company did not track the pick-up and delivery of products which is a departure from the new revenue recognition standards ASC 606. The Company began using DocuSign in 2019 for all customer pick-ups and store deliveries to better track the fulfillment of services related to the new revenue recognition standard.

As a result of the existence of these material weaknesses as of December 31, 2018, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

We intend that our internal control over financial reporting will be modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which will improve our internal control over financial reporting.

Management’s Remediation Plans

We will look to increase our personnel resources and technical accounting expertise within the accounting function as funds become available. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

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

Name	Age	Position
Ardell Mees	63	Chief Executive Officer, Chief Financial Officer and Director
Marc Johnson Andreana McKelvey	50 35	Chief Operating Officer and Director Director

Ardell D. Mees, CEO, CFO and Director. Mr. Mees has been our Chief Executive Officer, Chief Financial Officer, Treasurer and Director since our inception. Mr. Mees originally founded our Company’s original predecessor, ADM Enterprises, a sole proprietorship, in 1988. At all times, in the 25-year history of this company, Mr. Mees has maintained and has been responsible for all of the day-to-day operations of the Company. In 2006, the Company redomiciled to the State of Nevada and changed our name to ADM Endeavors, Inc. Mr. Mees has specialized training as a decor installation contractor. He acts as Chief Installer on a majority of our installation projects. He is responsible for securing and maintaining relationships with our contracted grocers, design firms and remodelers. Mr. Mees maintains the upkeep of the installation equipment and vehicles. Additionally, Mr. Mees is responsible for transporting the company vehicles and utility trailers, with tools and parts, to and from job sites across the United States. He also maintains the Company vehicles, customer accounts, and handles all public relations with clients. In addition, Mr. Mees coordinates and oversees all onsite installations, and is responsible for the costing and bidding process. The attributes and experience Mr. Mees possesses makes him a valuable Director of the Company.

Marc Johnson, COO and Director. Mr. Johnson earned a Business Administration Degree from Texas Christian University (TCU) in 1993. Mr. Johnson has been in the promotional products industry for over 35 years and started his first business in high school. Upon graduation from TCU, Mr. Johnson sold his first business to pursue a full-time career in the promotional products industry. Mr. Johnson excelled in sales and built his customer annual sales to over $1 million in his first three years. Mr. Johnson’s talents were noticed by a customer who convinced him to leave and start a new promotional products company with his customers’ financial backing. In 2010, Mr. Johnson bought out his financial backer and started Just Right Products, Inc. Mr. Johnson has been able to hire key people and attract a solid customer base. Sales in Mr. Johnson’s company have increased by 10 to 30 percent each year.

Andreana McKelvey, Director. Ms. McKelvey has an Associate in Arts Degree from Skagit Valley Community College in 2013.  Ms. McKelvey currently works for Island County, Washington, where she provides support to facilitate the timely, efficient, and thorough review of building proposals, and ensured that development complied with the International Building Code and Island County Code. Being very detail oriented, with several years of office management experience, gives her the necessary experience to keep business records accurate and compliant. Ms. McKelvey’s main responsibility will be to coordinate the Company’s expansion efforts over the next three years.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ardell Mees	2018	58,000	0	0	0	0	0	0	58,000
CEO, CFO, and Director	2017	72,000	0	0	0	0	0	15,108	87,108

Tammera Mees (1)	2018	0	0	0	0	0	0	0	0
Secretary and Director	2017	0	0	0	0	0	0	0	0

Larry Aamold (1)	2018	0	0	0	0	0	0	0	0
Director	2017	0	0	0	0	0	0	0	0

Charmaine Matteis (1)	2018	0	0	0	0	0	0	0	0
Director	2017	0	0	0	0	0	0	0	0

Marc Johnson	2018	42,500	0	0	0	0	0	0	42,500
COO and Director	2017	0	0	0	0	0	0	0	0

Andreana McKelvey (2)	2018	0	0	0	0	0	0	0	0
Director	2017	0	0	0	0	0	0	0	0

(1) (2)	Resigned on April 19, 2017. Appointed on April 19, 2017.

Employment Agreements

As compensation for services, Mr. Mees will receive an annual base salary of $60,000. In April 2018, Mr. Mees entered into an agreement for $60,000 per year. For the year ended December 31, 2018, the Company accrued $42,500 and paid Mr. Mees $0 against his accrued salary.

As compensation for services, Mr. Johnson will receive an annual base salary of $60,000. In April 2018, Mr. Johnson entered into an agreement for $60,000 per year. For the year ended December 31, 2018, the Company accrued $42,500 and paid Mr. Johnson $0 against his accrued salary.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2018, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Ardell Mees, CEO, CFO and Director	-	-	-	-	-	-	-	-	-

Marc Johnson, COO and Director	-	-	-	-	-	-	-	-	-

Andreana McKelvey, Director	-	-	-	-	-	-	-	-	-

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the year ended December 31, 2018.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2018, we had 128,020,000 shares of common stock issued and outstanding. The following table sets forth information known to us as of December 31, 2018 relating to the beneficial ownership of shares of our common stock by:

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

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Common Stock	Ardell Mees (3)	65,000,000	50.3%

Common Stock	Marc Johnson (3)	-	0.0%

Common Stock	Andreana McKelvey (4)	-	0.0%

Common Stock	All directors and named executive officers as a group (3 persons)	65,000,000	50.3%

Preferred Stock	Ardell Mees (3)	-	0.0%

Preferred Stock	Marc Johnson (3)	2,000,000	100.0%

Preferred Stock	Andreana McKelvey (4)	-	0.0%

Preferred Stock	All directors and named executive officers as a group (2 persons)	2,000,000	100.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)	As of December 31, 2018, a total of 128,020,000 shares of the Company’s common stock and 2,000,000 shares of the Company’s preferred stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer and director.

(4)	Director.

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

The majority shareholder, director and officer is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred rent expense of $78,000 and $78,000, respectively, to M & M for the years ended December 31, 2018 and 2017, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2018 and 2017 were $60,000 and $24,500. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal years ended December 31, 2018 and 2017, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

ADM ENDEAVORS, INC.

Date: April 16, 2019	By:	/s/ Ardell Mees
	Name:	Ardell Mees
	Title:	Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ardell Mees		April 16, 2019
Ardell Mees	Director

/s/ Marc Johnson		April 16, 2019
Marc Johnson	Director

/s/ Andreana McKelvey		April 16, 2019
Andreana McKelvey	Director

