Form 10-Q
period 2019-03-31
ADM ENDEAVORS, INC.
filed 2019-05-20
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

[  ] Yes [X] No

As of May 20, 2019, there were 131,770,000 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$23,960	$31,199
Accounts receivable, net	221,456	237,586
Inventory	55,832	92,646
Prepaid expense	137,500	-
Other receivable	19,379	19,226
Total current assets	458,127	380,657

Fixed assets and finance lease right of use assets, net	211,730	223,549
Operating lease right-of use assets, net	164,838	-
Goodwill	688,778	688,778
Total assets	$1,523,473	$1,292,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Convertible note payable, net of discounts	$106,092	$89,544
Note payable	4,534	4,581
Finance lease liability, current portion	18,678	26,684
Current-portion operating lease obligation	140,519	-
Accounts payable	78,563	92,060
Accounts payable to related parties	31,946	50,401
Accrued expenses	362,450	492,117
Due to related party	53,400	50,000
Derivative liabilities	185,120	197,572
Total current liabilities	981,302	1,002,959
Non-current liabilities
Long-term lease obligations, net of current portion	24,319	-
Note payable, net of current portion	4,700	6,007

Total non-current liabilities	29,019	6,007

Total liabilities	1,010,321	1,008,966

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 and 2,000,000 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 131,770,000 and 128,020,000 shares issued, issuable, and outstanding at March 31, 2019 and December 31, 2018, respectively	131,770	128,020
Additional paid-in capital	799,130	427,880
Accumulated deficit	(419,748)	(273,882)
Total stockholders’ equity	513,152	284,018

Total liabilities and stockholders’ equity	$1,523,473	$1,292,984

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31,

(unaudited)

	2019	2018
Revenue, net	$535,444	$587,454

Operating expenses
Direct costs of revenue	210,283	292,629
General and administrative	312,165	244,913
Stock-based compensation	106,250	-
Marketing and selling	39,137	9,868
Total operating expenses	667,835	547,410

Operating income (loss)	(132,391)	40,044

Other income (expense)
Change in fair value of embedded conversion feature	12,452	-
Interest expense	(25,927)	-

Total other income (expense)	(13,475)	-

Loss before tax provision	(145,866)	40,044

Provision for income taxes	-	-

Net income (loss)	$(145,866)	$40,044

Net loss per share - basic	$0.00	$0.00
Net loss per share - diluted	$0.00	$0.00
Weighted average number of shares outstanding
- basic	130,453,333	-
- diluted	130,453,333	2,000,000

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statement of Shareholders’ Equity

March 31, 2019

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	2,000,000	$2,000	128,020,000	$128,020	$427,880	$(273,882)	$284,018

Common stock issued for services	-	-	3,750,000	3,750	371,250	-	375,000
Net loss for the period ended March 31, 2019	-	-	-	-	-	(145,866)	(145,866)
Balance at March 31, 2019	2,000,000	$2,000	131,770,000	$131,770	$799,130	$(419,748)	$513,152

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(145,866)	$40,044
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	11,819	8,389
Issuance of common stock for services	106,250	-
Bad debt expense	641	7,295
Amortization of debt discount	16,548	-
Change in derivative liability	(12,452)	-
Changes in operating assets and liabilities:
Accounts receivable	15,489	145,960
Inventory	36,814	-
Prepaid expenses and other assets	(153)	(16,283)
Accounts payable	(13,497)	(40,121)
Accounts payable to related party	(18,455)	(23,978)
Accrued expenses	4,983	(39,031)
Federal income tax payable	-	(33,500)
Net cash provided by operating activities	2,121	48,775

Net cash used in investing activities	-	-

Cash flows from financing activities:
Repayments on notes payable	(1,354)	-
Repayments on capitalized leases	(8,006)	(8,407)
Net cash used in financing activities	(9,360)	(8,407)

Net increase (decrease) in cash	(7,239)	40,368

Cash at beginning of period	31,199	45,589

Cash at end of period	$23,960	$85,957

Supplemental disclosure of cash flow information:

Cash paid for interest	$105	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for accrued expenses	$131,250	$-
Common stock issued for prepaid expenses	$137,500	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and has a year-end of December 31.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The unaudited financial statements of the Company for the three month periods ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, ADM Enterprises and JRP, at March 31, 2019. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to allowance for doubtful accounts, the reverse acquisition and deferred tax valuations.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had an allowance at March 31, 2019 and December 31, 2018 of $0. The Company had bad debt expense of $641 and $7,295 for the three months ended March 31, 2019 and 2018, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $55,832 and $92,646 as of March 31, 2019 and December 31, 2018, respectively.

One vendor accounted for approximately 1.3% and 1.0% of inventory purchases in the three months ended March 31, 2019 and 2018, respectively. This same vendor made up 62% and 73% of our accounts payable as of March 31, 2019 and December 31, 2018, respectively.

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton option pricing model. Changes in fair value are recorded in the consolidated statements of operations.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

Fixed Assets and Finance Lease Right of Use Assets

Fixed assets and finance lease right of use assets are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life. Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of operations.

Classification	Estimated Useful Lives
Equipment	5 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	4 to 7 years
Websites	3 years

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment.

The Company performs a qualitative assessment for each of its reporting units to determine if the two-step process for impairment testing is required. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount, the Company would then evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the implied fair value of the goodwill is less than the book value, the difference is recognized as impairment.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2019 and December 31, 2018.

Revenue Recognition

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

We provide consulting services which were minimal for the three months ended March 31, 2019 and 2018, respectively.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018

Basic earnings per common share
Numerator:
Net earnings (loss) available to common shareholders	$(145,866)	$40,044
Denominator:
Weighted average common shares outstanding	130,453,333	-

Basic earnings (loss) per common share	$0.00	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(145,866)	$40,044
Add convertible debt interest	-	-
Net income (loss) available to common shareholders	$(145,866)	$40,044
Denominator:
Weighted average common shares outstanding	130,453,333	-
Preferred shares	-	20,000,000
Convertible debt	-	-
Adjusted weighted average common shares outstanding	130,453,333	20,000,000

Diluted earnings (loss) per common share	$0.00	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2019 and December 31, 2018. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended March 31, 2019 and 2018.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of March 31, 2019 and December 31, 2018.

Effect of Recent Accounting Pronouncements

Accounting Standards Adopted During the Quarter Ended March 31, 2019

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2018, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the application date. In addition, the Company elected the available practical expedients permitted under the transaction guidance within the new standard. The most significant impact from the adoption of the new standard was the recognition of operating lease right-of-use assets and operating lease liabilities. Adoption of the new standard resulted in the recording of additional lease assets and liabilities of $198,566 as of January 1, 2019. The standard did not materially impact the consolidated net income and had no impact on cash flows.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net loss of $145,866 and had cash provided by operating activities of $2,121 for the three months ended March 31, 2019. As of March 31, 2019, the Company had a working capital deficit of $523,175, and an accumulated deficit of $419,748. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 20, 2019, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the three months ended March 31, 2019 and 2018, the Company paid $4,151 and $5,216 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2019.

During the three months ended March 31, 2019 and 2018, the Company paid $0 and $22,440 for the uniform supply agreement, respectively.

NOTE 5 – FIXED ASSETS AND FINANCE LEASE RIGHT OF USE ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Equipment	$368,869	$353,539
Furniture and fixtures	10,489	25,819
Autos and trucks	65,680	65,680
Less: accumulated depreciation	(233,308)	(221,489)
Property and equipment, net	$211,730	$223,549

Depreciation expense for the three months ended March 31, 2019 and 2018 was $11,819 and $8,389, respectively.

NOTE 6 – NOTE PAYABLE

As of March 31, 2019, and December 31, 2018, the Company has a note payable balance of $9,234 and $10,588, respectively. On April 1, 2018, the Company assumed a note payable in connection with the reverse acquisition. The loan is for $34,628 including finance charges and is secured by a vehicle. The Company will make 84 payments of $412 during the term of the loan. The loan term ends on March 10, 2021. The current portion of the loan is $4,534.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The funding was in tranches whereby the Company assumed the first tranche of $48,697. The Company received the remaining tranches totaling $57,395 during the year ended December 31, 2018. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The Company recorded interest expense of $25,849 during the three months ended March 31, 2019.

The note balance was $106,092 as of March 31, 2019.

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

The derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt, with a risk-free rate of 2.40% and volatility of 100% as of March 31, 2019. Included in Derivative Income in the accompanying unaudited consolidated statements of operations is expense arising from the change in fair value of the derivatives of $12,452 during the three months ended March 31, 2019.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion.

NOTE 8 – FINANCE LEASES

On November 17, 2016, the Company obtained one finance lease. Payments are $2,668 per month for three years and the amount of the finance lease obligation has been reduced to $18,678 at March 31, 2019.

NOTE 9 – ACCRUED EXPENSES

The Company had total accrued expenses of $362,450 and $492,117 as of March 31, 2019 and December 31, 2018. See breakdown below of accrued expenses as follows:

	March 31, 2019	December 31, 2018
Credit cards payable	$171,185	$197,153
Accrued stock compensation	-	131,250
Accrued officer salary	115,000	85,000
Accrued interest	53,046	43,745
Other accrued expenses	23,219	34,969
	$362,450	$492,117

NOTE 10 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred lease expense of $19,500 and $19,500, respectively, to M & M for the three months ended March 31, 2019 and 2018, respectively.

The Company has accounts payable to M&M of $31,946 and $50,401 as of March 31, 2019 and December 31, 2018, respectively. The accounts payable is for unpaid lease obligations and products the Company purchased from M&M during the three months ended March 31, 2019 and 2018, respectively. The Company purchased approximately $11,425 and $1,919, respectively. M&M marks up their sales to JRP by 10%.

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of March 31, 2019, the Company owes Ardell Mees, CEO $53,400 from expenses assumed in connection with the reverse acquisition.

Employment and Consulting Agreements

In April 2018, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $60,000. The amount payable to Mr. Mees at March 31, 2019 and December 31, 2018 was $57,500 and $42,500 respectively.

In April 2018, the Company executed a two-year employment agreement with Marc Johnson, the Company’s Chief Operating Officer. As compensation for services, Mr. Johnson is to receive an annual base salary of $60,000. The amount payable to Mr. Johnson at March 31, 2019 and December 31, 2018 was $57,500 and $42,500 respectively.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. On January 9, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $56,250 for the three months ended March 31, 2019 and $0 as of March 31, 2018. In connection with the issuance of the common stock, the Company has a prepaid expense of $37,500 as of March 31, 2019 and $0 as of March 31, 2018.

On February 28, 2019, the Company entered into a consulting agreement for financial services and business development for a term of six months and issued 1,500,000 common shares earned on a monthly basis. On February 28, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $50,000 for the three months ended March 31, 2019 and $0 as of March 31, 2018. In connection with the issuance of the common stock, the Company has a prepaid expense of $100,000 as of March 31, 2019 and $- as of March 31, 2018.

NOTE 11 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 131,770,000 and 128,020,000 outstanding shares of common stock at March 31, 2019 and December 31, 2018, respectively. There were 2,000,000 outstanding shares of preferred stock as of March 31, 2019 and December 31, 2018, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stock holders.

On May 1, 2018, the Company entered into a consulting agreement for 1 year and agreed to issue 2,250,000 common shares vesting on a monthly basis. On January 9, 2019, the Company issued the shares of common stock.

On January 28, 2019, the Company entered into a consulting agreement for 6 months and agreed to issue 1,500,000 common shares vesting on a monthly basis. On February 28, 2019, the Company issued the shares of common stock.

NOTE 12 – CONCENTRATION OF CUSTOMER

Concentration of Revenue

For the three months ended March 31, 2019 and 2018, one customer made up 38% and 39% of revenues, respectively. No customers accounted for more than 10% of accounts receivable as of March 31, 2019 or 2018.

NOTE 13 – LEASE LIABILITY

Finance Leases

Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term debt on the consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and amortization and interest expense, respectively, on the consolidated income statements.

Operating Leases

The Company leases office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Leases with initial terms in excess of 12 months are recorded as operating or financing leases in our consolidated balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. For leases beginning in 2018 and later, the Company accounts for lease components separately from the non-lease components. Most leases include one or more options to renew. The exercise of the lease renewal options is at the sole discretion of the Company. The depreciable life of the assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

The Company has approximately 6,000 square feet of space in Arlington, Texas which serves as an academic showroom, pursuant to a lease that will expire on June 1, 2020

As of March 31, 2019, the operating lease right-of-use assets and operating lease liabilities were $164,838, respectively. The long-term portion of the operating lease liabilities, $24,319, is included in long-term debt. Operating lease expense during the three-months ended March 31, 2019 was $43,967 and was included as part of operating expenses.

As of March 31, 2019, the weighted-average remaining lease term for operating leases was 1.2 years. As of March 31, 2019, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of March 31, 2019 are summarized as follows:

	Facilities	Related Party	Total
2019	$69,096	$78,000	$147,096
2020	11,516	13,000	24,516
Total lease payments	80,612	91,000	171,612
Less: interest	(3,182)	(3,592)	(6,774)
Present value of lease liabilities	77,430	87,408	164,838
Current-portion operating lease liability	66,007	74,512	140,519
Long-term portion operating lease liability	$11,423	$12,896	$24,319

NOTE 14 – SUBSEQUENT EVENTS

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

For the Three Months Ended March 31, 2019 and 2018

Revenues

Our revenue was $535,444 for the three months ended March 31, 2019, compared to $587,454 for the three months ended March 31, 2018, resulting in a decrease of $52,010. The decrease is primarily due to certain sales not meeting the proper revenue recognition criteria and will recognize those sales on a cash basis.

Operating Expenses

Direct costs of revenues were $210,283 and $292,629 for the three months ended March 31, 2019 and 2018, respectively resulting in a decrease of $82,346 partially due to the decrease in revenue.

For the three months ended March 31, 2019, our general and administrative expenses and marketing and selling expenses were $457,552 compared to $254,781 for the three months ended March 31, 2018, resulting in an increase of $202,771 or 80%. The increase is due to stock based compensation of approximately $106,000 from $0 for the three months ended March 31, 2019 and 2018, respectively, and the increase in payroll to approximately $145,000 from approximately $115,000 for the three months ended March 31, 2019 and 2018, respectively.

As a result, net loss was $145,866 for the three months ended March 31, 2019, compared to net income of $40,044 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended March 31, 2019 compared to the three months ended March 31, 2018

We had cash provided by operations of $2,121 for the three months ended March 31, 2019, compared to cash provided by operations of $48,775 for the three months ended March 31, 2018. The positive cash flow from operating activities for the three months ended March 31, 2019 is attributable to the net loss and in the change in Company’s operating assets and liabilities. Cash provided by operations for the three months ended March 31, 2018 is attributable to the Company’s decrease in accounts receivable offset by the decrease in accrued liabilities.

We had cash used in investing activities of $- for the three months ended March 31, 2019 and used cash in investing activities of $- for the three months ended March 31, 2018.

We had cash used in financing activities of $9,360 for the three months ended March 31, 2019, compared to cash used of $8,407 for the same period in 2018.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained a net loss of $145,866 and had cash provided by operating activities of $2,121 for the three months ended March 31, 2019. The Company had working capital deficit and accumulated deficit of $523,175 and $419,748, respectively, as of March 31, 2019. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K as filed on April 16, 2019, for a discussion of our critical accounting policies and estimates.

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

During the quarter ending March 31, 2019, the Company issued no unregistered securities.

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

ADM ENDEAVORS, INC.

Dated: May 20, 2019		/s/ Ardell Mees
	By:	Ardell Mees
	Its:	Chief Executive Officer and Chief Financial Officer

