Form 10-Q
period 2019-06-30
ADM ENDEAVORS, INC.
filed 2019-08-19
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 001-36428

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

[  ] Yes [X] No

As of August 14, 2019, there were 131,770,000 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$36,631	$31,199
Accounts receivable, net	256,075	237,586
Inventory	317,094	92,646
Prepaid expense	43,175	-
Other receivable	860	19,226
Total current assets	653,835	380,657

Fixed assets, net	199,912	223,549
Operating lease right-of-use assets, net	130,557	-
Goodwill	688,778	688,778

Total assets	$1,673,082	$1,292,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Convertible note payable, net of discounts	$106,092	$89,544
Note payable	4,581	4,581
Finance lease liability, current portion	10,672	26,684
Current-portion operating lease obligation	130,557	-
Accounts payable	71,509	92,060
Accounts payable to related parties	-	50,401
Accrued expenses	481,203	492,117
Due to related party	68,200	50,000
Derivative liabilities	205,003	197,572

Total current liabilities	1,077,817	1,002,959

Non-current liabilities
Note payable, net of current portion	3,533	6,007

Total non-current liabilities	3,533	6,007

Total liabilities	1,081,350	1,008,966

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 and 2,000,000 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 131,770,000 and 128,020,000 shares issued, issuable, and outstanding at June 30, 2019 and December 31, 2018, respectively	131,770	128,020
Additional paid-in capital	799,130	427,880
Accumulated deficit	(341,168)	(273,882)
Total stockholders’ equity	591,732	284,018

Total liabilities and stockholders’ equity	$1,673,082	$1,292,984

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue, net	$1,010,397	$602,055	$1,545,841	$1,326,491

Operating expenses
Direct costs of revenue	422,731	338,417	633,014	805,928
General and administrative	336,499	268,347	648,664	501,891
Stock-based compensation	131,250	-	237,500	-
Marketing and selling	38,017	-	77,154	-

Total operating expenses	928,497	606,764	1,596,332	1,307,819

Operating income (loss)	81,900	(4,709)	(50,491)	18,672

Other income (expense)
Change in fair value of embedded conversion feature	(19,883)	2,797	(7,431)	2,797
Interest income (expense)	16,563	(9,995)	(9,364)	(9,995)

Total other income (expense)	(3,320)	(7,198)	(16,795)	(7,198)

Income (Loss) before tax provision	78,580	(11,907)	(67,286)	11,474

Provision for income taxes	-	-	-	-

Net income (loss)	$78,580	$(11,907)	$(67,286)	$11,474

Net loss per share - basic	$0.00	$(0.00)	$(0.00)	$0.00
Net loss per share - diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding
- basic	131,115,304	148,454,709	131,115,304	85,141,341
- diluted	154,801,200	148,454,709	131,115,304	85,141,341

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2019

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	2,000,000	$2,000	-	$-	$79,900	$79,155	$161,055

Common stock issued in connection with reverse acquisition	-	-	128,020,000	128,020	347,980	-	476,000

Net income for the period ended June 30, 2018	-	-	-	-	-	11,474	11,474

Balance at June 30, 2018	2,000,000	$2,000	128,020,000	$128,020	$427,880	$90,629	$648,529

Balance at December 31, 2018	2,000,000	$2,000	128,020,000	$128,020	$427,880	$(273,882)	$284,018

Common stock issued for services	-	-	3,750,000	3,750	371,250	-	375,000
Net loss for the period ended June 30, 2019	-	-	-	-	-	(67,286)	(67,286)
Balance at June 30, 2019	2,000,000	$2,000	131,770,000	$131,770	$799,130	$(341,168)	$591,732

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(67,286)	$11,474
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	23,637	19,052
Amortization of discount	16,548	9,995
Issuance of common stock for services	375,000	-
Bad debt expense	5,136	1,605
Change in derivative liability	7,431	(2,797)
Changes in operating assets and liabilities:
Accounts receivable	(23,625)	108,275
Inventory	(224,448)	-
Prepaid expenses and other assets	(24,809)	-
Accounts payable	(20,551)	(134,722)
Accounts payable to related party	(50,401)	(9,797)
Accrued expenses	7,286	72,881
Net cash provided by operating activities	23,918	75,966

Cash flows provided by investing activities
Reverse acquisition	-	8,411
Net cash provided by investing activities	-	8,411

Cash flows used in financing activities:
Proceeds from convertible note payable	-	24,740
Repayments on notes payable	(2,474)	-
Repayments on capitalized leases	(16,012)	(25,227)
Net cash used in financing activities	(18,486)	(487)

Net increase in cash	5,432	83,890

Cash at beginning of period	31,199	45,589

Cash at end of period	$36,631	$129,479

Supplemental disclosure of cash flow information:

Cash paid for interest	$105	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivatives liability	$7,431	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019

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

The unaudited financial statements of the Company for the three and six month periods ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, ADM Enterprises and JRP, at June 30, 2019. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to allowance for doubtful accounts, reverse acquisition, derivative liability and deferred tax valuations.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had no cash equivalents.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had an allowance at June 30, 2019 and December 31, 2018 of $0. The Company had bad debt expense of $5,136 and $1,605 for the six months ended June 30, 2019 and 2018, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $317,094 and $92,646 as of June 30, 2019 and December 31, 2018, respectively.

Two vendors accounted for approximately 50% of inventory purchases during the six months ended June 30, 2019, respectively. This same vendor made up 64% and 23% of our accounts payable as of June 30, 2019 and December 31, 2018, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2017, 2018 or 2019 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2019 and December 31, 2018.

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

We provide consulting services which were minimal for the six months ended June 30, 2019 and 2018, respectively.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic earnings per common share
Numerator:
Net earnings (loss) available to common shareholders	$78,580	$(11,907)	$(67,286)	$11,474
Denominator:
Weighted average common shares outstanding	131,115,304	127,330,217	131,115,304	64,016,849

Basic earnings (loss) per common share	$0.00	$(0.00)	$(0.00)	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$78,580	$(11,907)	$(67,286)	$11,474
Add convertible debt interest	-	-	-	3,183
Net income (loss) available to common shareholders	$78,580	$(11,907)	$(67,286)	$14,657
Denominator:
Weighted average common shares outstanding	131,115,304	127,330,217	131,115,304	64,016,849
Preferred shares	20,000,000	-	-	20,000,000
Convertible debt	3,031,200	-	-	1,124,492
Adjusted weighted average common shares outstanding	154,801,200	127,330,217	131,115,304	85,141,341

Diluted earnings (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2019 and December 31, 2018. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended June 30, 2019 and 2018.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of June 30, 2019 and December 31, 2018.

Effect of Recent Accounting Pronouncements

Accounting Standards Adopted During the Quarter Ended June 30, 2019

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $67,286 and cash provided by operating activities of $23,918 for the six months ended June 30, 2019. As of June 30, 2019, the Company had a working capital deficit of $423,982, and an accumulated deficit of $341,168. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 16, 2019, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the six months ended June 30, 2019 and 2018, the Company paid $10,382 and $7,014 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2019.

During the six months ended June 30, 2019 and 2018, the Company paid $0 and $3,287 for the uniform supply agreement, respectively.

NOTE 5 – FIXED ASSETS AND FINANCE LEASE RIGHT OF USE ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Equipment	$368,869	$353,539
Furniture and fixtures	10,489	25,819
Autos and trucks	65,680	65,680
Less: accumulated depreciation	(245,126)	(221,489)
Property and equipment, net	$199,912	$223,549

Depreciation expense for the six months ended June 30, 2019 and 2018 was $23,637 and $19,052, respectively.

NOTE 6 – NOTE PAYABLE

As of June 30, 2019, and December 31, 2018, the Company has a note payable balance of $8,114 and $10,588, respectively. On April 1, 2018, the Company assumed a note payable in connection with the reverse acquisition. The loan is for $34,628 including finance charges and is secured by a vehicle. The Company will make 84 payments of $412 during the term of the loan. The loan term ends on March 10, 2021. The current portion of the loan is $4,581.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The funding was in tranches whereby the Company assumed the first tranche of $48,697. The Company received the remaining tranches totaling $57,395 during the year ended December 31, 2018. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The Company recorded interest expense of $9,364 during the six months ended June 30, 2019.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of June 30, 2019, the convertible debt would convert to 3,031,200 common shares.

The note balance was $106,092 and $89,544 as of June 30, 2019 and December 31, 2018.

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

The derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt, with a risk-free rate of 2.40% and volatility of 100% as of June 30, 2019. Included in Derivative Income in the accompanying unaudited consolidated statements of operations is expense arising from the change in fair value of the derivatives of $7,431 during the six months ended June 30, 2019.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion.

NOTE 8 – FINANCE LEASES

On November 17, 2016, the Company obtained a finance lease. Payments are $2,668 per month for three years and the amount of the finance lease obligation has been reduced to $10,672 at June 30, 2019 from $26,684 at December 31, 2018

NOTE 9 – ACCRUED EXPENSES

The Company had total accrued expenses of $481,203 and $492,117 as of June 30, 2019 and December 31, 2018, respectively. See breakdown below of accrued expenses as follows:

	June 30, 2019	December 31, 2018
Credit cards payable	$212,122	$197,153
Accrued stock compensation	18,750	131,250
Accrued officer salary	145,000	85,000
Accrued interest	53,046	43,745
Other accrued expenses	52,285	34,969
	$481,203	$492,117

NOTE 10 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred lease expense of $39,000 and $39,000, respectively, to M & M for the six months ended June 30, 2019 and 2018, respectively.

The Company has accounts payable to M&M of $0 and $50,401 as of June 30, 2019 and December 31, 2018, respectively. The accounts payable is for unpaid lease obligations and products the Company purchased from M&M during the six months ended June 30, 2019 and 2018, respectively. The Company purchased approximately $14,060 and $0, respectively. M&M marks up their sales to JRP by 10%.

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of June 30, 2019, the Company owes Ardell Mees, CEO and Marc Johnson, COO $53,400 from expenses assumed in connection with the reverse acquisition.

Employment and Consulting Agreements

In April 2018, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $60,000. The amount payable to Mr. Mees at June 30, 2019 and December 31, 2018 was $72,500 and $42,500 respectively.

In April 2018, the Company executed a two-year employment agreement with Marc Johnson, the Company’s Chief Operating Officer. As compensation for services, Mr. Johnson is to receive an annual base salary of $60,000. The amount payable to Mr. Johnson at June 30, 2019 and December 31, 2018 was $72,500 and $42,500 respectively.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. On January 9, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $112,500 for the six months ended June 30, 2019 and $0 as of June 30, 2018.

On February 28, 2019, the Company entered into a consulting agreement for financial services and business development for a term of six months and issued 1,500,000 common shares earned on a monthly basis. On February 28, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $125,000 for the six months ended June 30, 2019 and $0 as of June 30, 2018. In connection with the issuance of the common stock, the Company has a prepaid expense of $25,000 as of June 30, 2019 and $0 as of June 30, 2018.

NOTE 11 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 131,770,000 and 128,020,000 outstanding shares of common stock at June 30, 2019 and December 31, 2018, respectively. There were 2,000,000 outstanding shares of preferred stock as of June 30, 2019 and December 31, 2018, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On May 1, 2018, the Company entered into a consulting agreement for 1 year and agreed to issue 2,250,000 common shares vesting on a monthly basis. The Company incurred stock compensation expense of $112,500 for the six months ended June 30, 2019 and $0 as of June 30, 2018. On January 9, 2019, the Company issued the shares of common stock.

On January 28, 2019, the Company entered into a consulting agreement for 6 months and agreed to issue 1,500,000 common shares vesting on a monthly basis. In connection with the issuance of the common stock, the Company has a prepaid expense of $25,000 as of June 30, 2019 and $0 as of June 30, 2018. On February 28, 2019, the Company issued the shares of common stock.

NOTE 12 – CONCENTRATION OF CUSTOMER

Concentration of Revenue

For the six months ended June 30, 2019 and 2018, one customer made up 19% and 16% of revenues, respectively. No customers accounted for more than 10% of accounts receivable as of June 30, 2019 or 2018.

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

The Company has approximately 6,000 square feet of space in Arlington, Texas which serves as an academic showroom, pursuant to a lease that will expire on June 1, 2020

As of June 30, 2019, the operating lease right-of-use assets and operating lease liabilities were $130,557, respectively. Operating lease expense during the six months ended June 30, 2019 was $80,563 and was included as part of operating expenses.

As of June 30, 2019, the weighted-average remaining lease term for operating leases was 1.2 years. As of June 30, 2019, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of June 30, 2019 are summarized as follows:

	Facilities	Related Party	Total
2019	$34,548	$39,000	$73,548
2020	28,790	32,500	61,290
Total lease payments	63,338	71,500	134,838
Less: interest	(2,011)	(2,270)	(4,281)
Present value of lease liabilities	61,327	69,230	130,557
Current-portion operating lease liability	61,327	69,230	130,557
Long-term portion operating lease liability	$-	$-	$-

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

Company Overview

We began operations in 1988, under the ownership and control of Ardell Mees, who provided installation services to grocery decor design companies. As our reputation for excellent workmanship has grown, we have expanded our operations to serve a larger geographic region. On January 4, 2001, we incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors, Inc. (“ADM Endeavors,” or the “Company,” “we,” “us,” or “our”) and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”), a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises became a wholly owned subsidiary of Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises on July 1, 2008. All business operations are those solely of the Company’s wholly owned subsidiary, ADM Enterprises.

In May 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 shares at a par value of $0.001 per share.

For the Three Months Ended June 30, 2019 and 2018

Revenues

Our revenue was $1,010,397 for the three months ended June 30, 2019, compared to $602,055 for the three months ended June 30, 2018, resulting in an increase of $408,342, or 68%. The increase is primarily due to growth in the business through the use of a new marketing technique.

Operating Expenses

Direct costs of revenues were $422,731 and $338,417 for the three months ended June 30, 2019 and 2018, respectively resulting in an increase of $84,314, or 25% due to the increase in revenue which is the result of a new marketing technique. The gross margin increased from 44% as of June 30, 2018 to 58% as of June 30, 2019. This increase is related to the increase in gross margin from $263,638 as of June 30, 2018 to $587,666 as of June 30, 2019. This represents an increase of $324,028 or 123% from the prior year. The increase is related to the increase in revenues which is a direct result of the new marketing technique used by the Company.

For the three months ended June 30, 2019, our general and administrative expenses and marketing and selling expenses were $505,766 compared to $268,347 for the three months ended June 30, 2018, resulting in an increase of $237,419 or 88%. The increase is due to stock-based compensation of approximately $131,250 from $0 for the three months ended June 30, 2019 and 2018, respectively.

As a result, net income was $78,580 for the three months ended June 30, 2019, compared to net loss of $11,907 for the three months ended June 30, 2018.

For the Six Months Ended June 30, 2019 and 2018

Revenues

Our revenue was $1,545,841 for the six months ended June 30, 2019, compared to $1,326,491 for the six months ended June 30, 2018, resulting in an increase of $219,350, or 17%. The increase is primarily due to the new marketing technique used by the Company.

Operating Expenses

Direct costs of revenues were $633,014 and $805,928 for the six months ended June 30, 2019 and 2018, respectively resulting in a decrease of $172,914 or 21% partially due to the increased in cost effectiveness of production.

For the six months ended June 30, 2019, our general and administrative expenses and marketing and selling expenses were $963,318 compared to $501,891 for the six months ended June 30, 2018, resulting in an increase of $461,427 or 92%. The increase is due to stock-based compensation of approximately $237,500 from $0 for the six months ended June 30, 2019 and 2018, respectively.

As a result, net loss was $67,286 for the six months ended June 30, 2019, compared to net income of $11,474 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2019 compared to the six months ended June 30, 2018

We had cash provided by operations of $23,918 for the six months ended June 30, 2019, compared to cash provided by operations of $75,966 for the six months ended June 30, 2018. The positive cash flow from operating activities for the six months ended June 30, 2019 is attributable to the net loss and in the change in Company’s operating assets and liabilities, primarily the purchases of inventory for the third quarter sales. Cash provided by operations for the six months ended June 30, 2018 is attributable to the Company’s decrease in accounts receivable offset by the decrease in accrued liabilities.

We had no cash used in investing activities for the six months ended June 30, 2019 and cash provided by investing activities of $8,411 for the six months ended June 30, 2018.

We had cash used in financing activities of $18,486 for the six months ended June 30, 2019, compared to cash used of $487 for the same period in 2018.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained a net loss of $67,286 for the six months ended June 30, 2019, and had cash provided by operating activities of $23,918 for the six months ended June 30, 2019. The Company had working capital deficit and accumulated deficit of $423,982 and $341,168, respectively, as of June 30, 2019. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the quarter ending June 30, 2019, the Company issued no unregistered securities.

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

ADM ENDEAVORS, INC.

Dated: August 19, 2019		/s/ Ardell Mees
	By:	Ardell Mees
	Its:	Chief Executive Officer and Chief Financial Officer

