Form 10-Q
period 2019-09-30
ADM ENDEAVORS, INC.
filed 2019-11-19
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-56047

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

[  ] Yes [X] No

As of November 19, 2019, there were 131,770,000 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$181,309	$31,199
Accounts receivable, net	252,754	237,586
Inventory	68,155	92,646
Other receivable	17,680	19,226
Total current assets	519,898	380,657

Fixed assets, net	188,093	223,549
Operating lease right-of-use assets, net	95,716	-
Goodwill	688,778	688,778

Total assets	$1,492,485	$1,292,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Convertible note payable, net of discounts	$106,092	$89,544
Note payable	4,581	4,581
Finance lease liability, current portion	2,667	26,684
Current-portion operating lease obligation	95,716	-
Accounts payable	59,092	92,060
Accounts payable to related parties	-	50,401
Accrued expenses	400,138	492,117
Due to related party	56,200	50,000
Derivative liabilities	200,399	197,572

Total current liabilities	924,885	1,002,959

Non-current liabilities
Note payable, net of current portion	2,296	6,007

Total non-current liabilities	2,296	6,007

Total liabilities	927,181	1,008,966

Stockholders’ deficit
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 and 2,000,000 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 131,770,000 and 128,020,000 shares issued, issuable, and outstanding at September 30, 2019 and December 31, 2018, respectively	131,770	128,020
Additional paid-in capital	799,130	427,880
Accumulated deficit	(367,596)	(273,882)
Total stockholders’ deficit	565,304	284,018

Total liabilities and stockholders’ deficit	$1,492,485	$1,292,984

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue, net	$1,460,506	$1,430,029	$3,006,347	$2,756,520

Operating expenses
Direct costs of revenue	958,225	776,902	1,591,239	1,582,829
General and administrative	416,648	407,448	1,065,314	890,589
Stock-based compensation	81,250	56,250	318,750	75,000
Marketing and selling	35,401	-	112,555	-

Total operating expenses	1,491,524	1,240,600	3,087,858	2,548,418

Operating income (loss)	(31,018)	189,429	(81,511)	208,102

Other income (expense)
Change in fair value of embedded conversion feature	4,604	7,994	(2,827)	10,791
Interest expense	(16)	(58,196)	(9,376)	(68,191)

Total other income (expense)	4,588	(50,202)	(12,203)	(57,400)

Loss before tax provision	(26,430)	139,227	(93,714)	150,702

Provision for income taxes	-	-	-	-

Net income (loss)	$(26,430)	$139,227	$(93,714)	$150,702

Net loss per share - basic	$(0.00)	$0.00	$(0.00)	$0.00
Net loss per share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding
- basic	131,770,000	128,020,000	131,335,934	85,346,667
- diluted	131,770,000	149,652,185	131,335,934	106,978,852

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2019 and 2018

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	2,000,000	$2,000	-	$-	$79,900	$79,155	$161,055

Common stock issued in connection with reverse acquisition	-	-	128,020,000	128,020	391,980	-	520,000

Net income for the period ended September 30, 2018	-	-	-	-	-	150,702	150,702

Balance at September 30, 2018	2,000,000	$2,000	128,020,000	$128,020	$471,880	$229,857	$831,757

Balance at December 31, 2018	2,000,000	$2,000	128,020,000	$128,020	$427,880	$(273,882)	$284,018

Common stock issued for services	-	-	3,750,000	3,750	371,250	-	375,000
Net loss for the period ended September 30, 2019	-	-	-	-	-	(93,714)	(93,714)
Balance at September 30, 2019	2,000,000	$2,000	131,770,000	$131,770	$799,130	$(367,596)	$565,304

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(93,714)	$150,702
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	35,456	30,045
Amortization of discount	16,546	40,600
Issuance of common stock for services	318,750	-
Bad debt expense	5,336	1,605
Change in derivative liability	2,827	(10,791)
Changes in operating assets and liabilities:
Accounts receivable	(20,504)	81,230
Inventory	24,491	(42,681)
Prepaid expenses and other assets	1,548	(554)
Accounts payable	(32,968)	(171,805)
Accounts payable to related party	(50,401)	(23,978)
Due to related party	-	24,681
Accrued expenses	(29,529)	206,512
Net cash provided by operating activities	177,838	285,566

Cash flows provided by investing activities
Purchase of assets	-	(30,680)
Reverse acquisition	-	8,411
Net cash provided by investing activities	-	(22,269)

Cash flows used in financing activities:
Proceeds from convertible note payable	-	57,395
Repayments on notes payable	(3,711)	(2,570)
Repayments on capitalized leases	(24,017)	(37,841)
Net cash used in financing activities	(27,728)	16,984

Net increase in cash	150,110	280,281

Cash at beginning of period	31,199	45,589

Cash at end of period	$181,309	$325,870

Supplemental disclosure of cash flow information:

Cash paid for interest	$280	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivatives liability	$2,827	$56,678

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2019

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

The unaudited financial statements of the Company for the three and nine month periods ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, ADM Enterprises and JRP, at September 30, 2019. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had no cash equivalents.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had an allowance at September 30, 2019 and December 31, 2018 of $0. The Company had bad debt expense of $5,336 and $1,605 for the nine months ended September 30, 2019 and 2018, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $68,155 and $92,646 as of September 30, 2019 and December 31, 2018, respectively.

Three vendors accounted for approximately 42% of inventory purchases during the nine months ended September 30, 2019, respectively. These same vendors made up 84% and 30% of our accounts payable as of September 30, 2019 and December 31, 2018, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2019 and December 31, 2018.

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

We provide consulting services which were minimal for the nine months ended September 30, 2019 and 2018, respectively.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic earnings per common share
Numerator:
Net earnings (loss) available to common shareholders	$(26,430)	$139,227	$(93,714)	$150,702
Denominator:
Weighted average common shares outstanding	131,770,000	128,020,000	131,335,934	85,346,667

Basic earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(26,430)	$139,227	$(93,714)	$150,702
Add convertible debt interest	-	23,413	-	26,596
Net income (loss) available to common shareholders	$(26,430)	$162,640	$(93,714)	$177,298
Denominator:
Weighted average common shares outstanding	131,770,000	128,020,000	131,335,934	85,346,667
Preferred shares	-	20,000,000	-	20,000,000
Convertible debt	-	1,632,185	-	1,632,185
Adjusted weighted average common shares outstanding	131,770,000	149,652,185	131,335,934	106,978,852

Diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2019 and December 31, 2018. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended September 30, 2019 and 2018.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of September 30, 2019 and December 31, 2018.

Effect of Recent Accounting Pronouncements

Accounting Standards Adopted During the Quarter Ended September 30, 2019

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $93,714 and cash provided by operating activities of $177,838 for the nine months ended September 30, 2019. As of September 30, 2019, the Company had a working capital deficit of $404,987, and an accumulated deficit of $367,596. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 19, 2019, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the nine months ended September 30, 2019 and 2018, the Company paid $49,699 and $48,037 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2021.

During the nine months ended September 30, 2019 and 2018, the Company paid $16,618 and $3,287 for the uniform supply agreement, respectively.

NOTE 5 – FIXED ASSETS AND FINANCE LEASE RIGHT OF USE ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Equipment	$368,869	$353,539
Furniture and fixtures	10,489	25,819
Autos and trucks	65,680	65,680
Less: accumulated depreciation	(256,945)	(221,489)
Property and equipment, net	$188,093	$223,549

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $35,456 and $30,045, respectively.

NOTE 6 – NOTE PAYABLE

As of September 30, 2019, and December 31, 2018, the Company has a note payable balance of $6,877, and $10,588, respectively. On April 1, 2018, the Company assumed a note payable in connection with the reverse acquisition. The loan is for $34,628 including finance charges and is secured by a vehicle. The Company will make 84 payments of $412 during the term of the loan. The loan term ends on March 10, 2021. The current portion of the loan is $4,581.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The funding was in tranches whereby the Company assumed the first tranche of $48,697. The Company received the remaining tranches totaling $57,395 during the year ended December 31, 2018. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The Company recorded interest expense of $9,364 during the nine months ended September 30, 2019.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of September 30, 2019, the convertible debt would convert to 3,031,200 common shares.

The note balance was $106,092 and $89,544 as of September 30, 2019 and December 31, 2018.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date.

The derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt, with a risk-free rate of 1.83% and volatility of 100% as of September 30, 2019. Included in Derivative Income in the accompanying unaudited consolidated statements of operations is expense arising from the change in fair value of the derivatives of $2,827 during the nine months ended September 30, 2019.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion.

NOTE 8 – FINANCE LEASES

On November 17, 2016, the Company obtained a finance lease. Payments are $2,667 per month for three years and the amount of the finance lease obligation has been reduced to $2,667 at September 30, 2019 from $26,684 at December 31, 2018.

NOTE 9 – ACCRUED EXPENSES

The Company had total accrued expenses of $400,138 and $492,117 as of September 30, 2019 and December 31, 2018, respectively. See breakdown below of accrued expenses as follows:

	September 30, 2019	December 31, 2018
Credit cards payable	$106,662	$197,153
Accrued stock compensation	75,000	131,250
Accrued officer salary	113,121	85,000
Accrued interest	53,046	43,745
Other accrued expenses	52,309	34,969
	$400,138	$492,117

NOTE 10 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred lease expense of $58,500 and $58,500, respectively, to M & M for the nine months ended September 30, 2019 and 2018, respectively.

The Company has accounts payable to M&M of $0 and $50,401 as of September 30, 2019 and December 31, 2018, respectively. The accounts payable is for unpaid lease obligations and products the Company purchased from M&M during the nine months ended September 30, 2019 and 2018, respectively. The Company purchased approximately $26,262 and $0, respectively. M&M marks up their sales to JRP by 10%.

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of September 30, 2019, the Company owes Ardell Mees, CEO and Marc Johnson, COO $53,400 from expenses assumed in connection with the reverse acquisition.

Employment and Consulting Agreements

In April 2018, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $60,000. The amount payable to Mr. Mees at September 30, 2019 and December 31, 2018 was $87,500 and $42,500 respectively.

In April 2018, the Company executed a two-year employment agreement with Marc Johnson, the Company’s Chief Operating Officer. As compensation for services, Mr. Johnson is to receive an annual base salary of $60,000. The amount payable to Mr. Johnson at September 30, 2019 and December 31, 2018 was $25,621 and $42,500 respectively.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. On January 9, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $168,750 for the nine months ended September 30, 2019 and $75,000 as of September 30, 2018.

On February 28, 2019, the Company entered into a consulting agreement for financial services and business development for a term of six months and issued 1,500,000 common shares earned on a monthly basis. On February 28, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $150,000 for the nine months ended September 30, 2019 and $0 as of September 30, 2018.

NOTE 11 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 131,770,000 and 128,020,000 outstanding shares of common stock at September 30, 2019 and December 31, 2018, respectively. There were 2,000,000 outstanding shares of preferred stock as of September 30, 2019 and December 31, 2018, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On May 1, 2018, the Company entered into a consulting agreement for 1 year and agreed to issue 2,250,000 common shares vesting on a monthly basis. The Company renewed the contract for an additional 2,250,000 on June 1, 2019 for 1 year. The Company incurred stock compensation expense of $168,750 for the nine months ended September 30, 2019 and accrued $75,000 as of September 30, 2018. On January 9, 2019, the Company issued the shares of common stock.

On January 28, 2019, the Company entered into a consulting agreement for 6 months and agreed to issue 1,500,000 common shares vesting on a monthly basis. The shares were issued on February 28, 2019. The Company incurred stock compensation expense of $150,000 for the nine months ended September 30, 2019 and $0 as of September 30, 2018.

NOTE 12 – CONCENTRATION OF CUSTOMER

Concentration of Revenue

For the nine months ended September 30, 2019, two customers made up 54% and for the nine months ended September 30, 2018 one customer made up 38% of revenues, respectively. No customers accounted for more than 10% of accounts receivable as of September 30, 2019 or 2018.

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

The Company has approximately 6,000 square feet of space in Arlington, Texas which serves as an academic showroom, pursuant to a lease that will expire on June 1, 2020

As of September 30, 2019, the operating lease right-of-use assets and operating lease liabilities were $95,716, respectively. Operating lease expense during the nine months ended September 30, 2019 was $110,322 and was included as part of operating expenses.

As of September 30, 2019, the weighted-average remaining lease term for operating leases was 1.2 years. As of September 30, 2019, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of September 30, 2019 are summarized as follows:

	Facilities	Related Party	Total
2019	$17,274	$34,548	$51,822
2020	28,790	28,790	57,580
Total lease payments	46,064	63,338	109,402
Less: interest	(1,103)	(12,583)	(13,686)
Present value of lease liabilities	44,961	50,755	95,716
Current-portion operating lease liability	44,961	50,755	95,716
Long-term portion operating lease liability	$-	$-	$-

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

For the Three Months Ended September 30, 2019 and 2018

Revenues

Our revenue was $1,460,506 for the three months ended September 30, 2019, compared to $1,430,029 for the three months ended September 30, 2018, resulting in an increase of $30,477, or 2%. The increase is primarily due to growth in the business through the use of a new marketing technique.

Operating Expenses

Direct costs of revenues were $958,225 and $776,902 for the three months ended September 30, 2019 and 2018, respectively resulting in an increase of $181,323, or 23% due to the increase in revenue which is the result of a new marketing technique. The gross margin decreased from 46% as of September 30, 2018 to 34% as of September 30, 2019. This decrease is related to the decrease in gross margin from $653,127 as of September 30, 2018 to $502,281 as of September 30, 2019. This represents a decrease of $150,846 or 23% from the prior year. The decrease is related to the decrease in revenues and the increase in direct costs of revenue.

For the three months ended September 30, 2019, our general and administrative expenses and marketing and selling expenses were $533,299 compared to $463,698 for the three months ended September 30, 2018, resulting in an increase of $69,601 or 15%. The increase is due to stock-based compensation of approximately $81,250 from $56,250 for the three months ended September 30, 2019 and 2018, respectively. The Company also increased marketing expenses related to a new marketing technique.

As a result, net loss was $26,430 for the three months ended September 30, 2019, compared to net income of $139,227 for the three months ended September 30, 2018.

For the Nine months ended September 30, 2019 and 2018

Revenues

Our revenue was $3,006,347 for the nine months ended September 30, 2019, compared to $2,756,520 for the nine months ended September 30, 2018, resulting in an increase of $249,827, or 9%. The increase is primarily due to the new marketing technique used by the Company.

Operating Expenses

Direct costs of revenues were $1,591,239 and $1,582,829 for the nine months ended September 30, 2019 and 2018, respectively resulting in a small increase of $8,410 or 1% partially due to the increased in cost effectiveness of production.

For the nine months ended September 30, 2019, our general and administrative expenses and marketing and selling expenses were $1,496,619 compared to $965,589 for the nine months ended September 30, 2018, resulting in an increase of $531,030 or 55%. The increase is due to stock-based compensation of approximately $318,750 from $75,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company also increased marketing expenses related to a new marketing technique.

As a result, net loss was $93,714 for the nine months ended September 30, 2019, compared to net income of $150,702 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

We had cash provided by operations of $177,838 for the nine months ended September 30, 2019, compared to cash provided by operations of $285,566 for the nine months ended September 30, 2018. The decrease in positive cash flow from operating activities for the nine months ended September 30, 2019 is attributable to the Company paying down accruals and payables. Cash provided by operations for the nine months ended September 30, 2018 is attributable to the Company’s decrease in accounts payable.

We had no cash used in investing activities for the nine months ended September 30, 2019 and cash used in investing activities of $22,269 for the nine months ended September 30, 2018.

We had cash used in financing activities of $27,728 for the nine months ended September 30, 2019, compared to cash provided by $16,984 for the same period in 2018.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained a net loss of $93,714 for the nine months ended September 30, 2019, and had cash provided by operating activities of $177,838 for the nine months ended September 30, 2019. The Company had working capital deficit and accumulated deficit of $404,987 and $367,596, respectively, as of September 30, 2019. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the quarter ending September 30, 2019, the Company issued no unregistered securities.

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

ADM ENDEAVORS, INC.

Dated: November 19, 2019		/s/ Ardell Mees
	By:	Ardell Mees
	Its:	Chief Executive Officer and Chief Financial Officer

