Form 10-K
period 2019-12-31
ADM ENDEAVORS, INC.
filed 2020-05-13
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2019

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 000-56047

ADM ENDEAVORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2093679
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5941 Posey Lane, Haltom City, TX	76117
(Address of Principal Executive Offices)	(Zip Code)

(701) 226-9057

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019: $0.

As of May 13, 2020, the issuer had 138,020,000 shares of its common stock issued and outstanding.

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

On April 19, 2018, the Company acquired Just Right Products, Inc. (“Just Right Products”), a Texas corporation. The acquisition of 100% of Just Right Products from its sole shareholder was through a stock exchange whereas the ADM Endeavors, Inc. issued 2,000,000 shares of restricted Series A preferred stock. Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Preferred Shares represents 61% of voting shares, thus there is a change of voting control and the transaction will be accounted for as a reverse acquisition. As a result of the transaction, Just Right Products became a wholly owned subsidiary of the Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises on July 1, 2008. All business operations are those of the Company’s wholly owned subsidiaries, Just Right Products and ADM Enterprises from April 2018.

In May 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 800,000,000 shares at a par value of $0.001 per share and preferred stock increased to 80,000,000 shares at a par value of $0.001 per share.

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises LLC (the “Disposed Company”). The Company has made a settlement with Ardell Mees to provide him with the assets of the Disposed Company and in exchange, Mr. Mees will assume all liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees indemnified the Company for any liabilities of the Disposed Company.

Current Business Operations

Just Right Products, Inc.

Since 2010, Just Right Products, Inc. has operated a diverse vertical integrated business, which consists of a retail sales division, screen print promotions, embroidery production, digital production, import wholesale sourcing, and uniforms. All of these divisions are promoted and supported by SEO/Web inhouse department.

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

The Screen Printing Department utilizes its 5 screen printing machines to print garments and other fabric items. The department can produce over 8,000 units per day. There are two types of orders, as follows: 1) Retail – where printing is done on purchased products, and 2) Contract printing – performed on wholesale customer provided products. Retail sales printing is more profitable whereas contract printing is less profitable but is beneficial at maximizing production capacity. Just Right Products is currently operating at approximately 60% of capacity with its current equipment therefore, growth without additional equipment is feasible.

The Embroidery equipment has 51 heads of embroidery capacity. It is the same type of production as screen printing, as stated above, in regard to retail and contract embroidery. The Embroidery Department is operating at approximately 40% of capacity with its current equipment therefore, growth without additional equipment is feasible.

The Digital Department also operates in the same manner as screen printing and embroidery and is operating at approximately 50% of capacity based on its current equipment with significant growth potential.

All production departments have more equipment exceeding the workload of the employees’ potential. This gives Just Right Products the ability for expansion in revenue with the hiring of additional employees, and/or having the luxury of having backup equipment eliminating down time and the ability to handle large jobs with the help of part-time employees. The additional equipment is also part of an expansion plan.

The Import Department sources products for retail and wholesale customers. Just Right Products has employees fluent in Chinese thereby affording the Company to significant opportunities to deal directly with factories in China. The Company, through its situation, has China-based sub-contractors, on an as needed basis, for factory inspections and quality control. The Import Division is a significant asset as it allows the Company to meet customers’ demands with flexible delivery times. Delivery delays have been seen in the first quarter of 2020 due to slowed production in China due to COVID-19 but management does not expect this will significantly impact gross sales due to the diverse growth the Company is experiencing.

The Uniform Division sells uniforms to businesses and schools. Our advantages over our competition is in-house production and international sourcing and the ability to process the seasonal demands of the uniform business. This division is able to draw labor from other departments during peak demands thereby reducing the labor expense traditionally required to facilitate this type of seasonal business.

The Company believes the SEO/Web department is the key to future growth. The Company has seen that customers tend to go online as their first source when our products are needed. Due to this trend, the Company is focusing approximately 80% of our advertising budget to maintain and grow our online presence.

The Company reports its businesses under the following SIC Code:

SIC CODE	Description
7319	Advertising - Promotional

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

Reorganizations, Purchase or Sale of Assets

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises LLC (the “Disposed Company”). The Company has made a settlement with Ardell Mees to provide him with the assets of the Disposed Company and in exchange, Mr. Mees will assume all liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees indemnified the Company for any liabilities of the Disposed Company.

There have been no other material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not done in the ordinary course of business pertaining to the Company.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company claims no ownership of any patent or trademark, nor is it bound by any outstanding royalty agreements related thereto.

Employees

The Company currently has employment agreements with its chief executive officer, chief financial officer and chief operating officer. Previously, on April 19, 2018, the Company executed two-year employment agreements, respectively, with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer, and Marc Johnson, the Company’s Chief Operating Officer. As compensation for services, Mr. Mees and Mr. Johnson were to receive annual base salaries of $60,000 each. For 2019, both Mr. Mees and Mr. Johnson waived their salaries. Mr. Mees agreement terminated on January 1, 2020. On January 9, 2020, new employment agreements were executed for Mr. Johnson, reflecting his position change to chief executive officer and adding Motasem Khanfur as the chief financial officer and Sarah Nelson as the chief operating officer. The Company has 24 full-time employees and 1 part-time employee.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company currently maintains its corporate office at 5941 Posey Lane, Haltom City, TX 76117. Our telephone number is (701) 226-9057. The Just Right Products, Inc.’s operations has approximately 17,000 square feet in area and is leased at a cost of approximately $6,500 per month. The lease, which is on a month to month basis, is with a company owned by an officer and director of the Company.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May __, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company accepted effective status as a reporting company on September 18, 2013 through the filing of an S-1 registration statement with the Securities and Exchange Commission. As of the filing date of this annual report, there is a minimal market for the Company’s stock.

Holders

As of December 31, 2019, there were approximately 136,270,000 shares of common stock issued, issuable, and outstanding, held by 54 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Current and Planned Operations

Just Right Products, Inc.

Since 2010 Just Right Products, Inc.’s annual revenues have been growing at approximately 18% per year, we anticipate this continued growth rate as all production departments currently have more equipment which currently exceeds the workload potential of the employees. This gives Just Right Products the ability for expansion in revenue with the hiring of additional employees, and/or having the luxury of having backup equipment eliminating down time and the ability to perform large jobs with the help of part-time employees. The additional equipment is also part of a long-term expansion plan for the Company. M&M has 10 acres of raw land under contract which will be used for expansion of the Company. The goal is to move the entire operation upon completion of a new facility.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2019 TO THE YEAR ENDED DECEMBER 31, 2018

Results of Operations

Revenue

For the year ended December 31, 2019, the Company had revenues from continuing operations of $3,821,106 compared to $3,558,483 for the same period in 2018. The increase in revenue of $262,623, or 7.4%, is primarily due to marketing programs with area schools.

Cost of Revenues

The cost of revenues for the year ended December 31, 2019 was $2,042,422 compared to $2,141,722 for the same period in 2018. Cost of revenues for 2019 was 53.5% of revenue compared to 60.2% of revenue for 2018. The primary cause of the decrease as a percentage of revenue was due to increased efficiencies from the purchased of manufacturing equipment in 2019 and 2018.

General and Administrative Expenses

The general and administrative expenses were $1,506,750 for the year ended December 31, 2019 compared to $1,423,442 for the same period in 2018. The increase in 2019 in general and administrative expenses was approximately 5.9% primarily due to growth.

Net Income (Loss) From Continuing Operations

The net income from continuing operations for the year ended December 31, 2019 was $231,663 compared to net loss from continuing operations of $228,882 for the same period in 2018.

Discontinued Operations

The net income from discontinued operations for the year ended December 31, 2019 was $143,617 compared to a net loss from discontinued operations for the year ended December 31, 2018 of $124,155. The majority of the net income from discontinued operations in 2019 is the gain on forgiveness of related party advances and compensation of $140,200.

Liquidity and Capital Resources

General

At December 31, 2019, we had cash of $275,422. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities provided cash of $330,829 for the year ended December 31, 2019, and we had $110,441 of cash provided by operations during the same period in 2018.

Cash used in investing activities during the year ended December 31, 2019, was $42,217 compared to $131,159 during the same period in 2018.

Cash used in our financing activities was $31,631 for the year ended December 31, 2019, compared to cash generated of $6,328 during the comparable period in 2018.

As of December 31, 2019, current assets for continuing operations exceeded current liabilities for continuing operations by $45,292, of which $197,464 of current liabilities was related to derivative liabilities. Current assets for continuing operations increased from $372,372 at December 31, 2018 to $492,130 at December 31, 2019, whereas current liabilities for continuing operations decreased from $641,656 at December 31, 2018 to $446,839 at December 31, 2019.

	For the years ended
	December 31,
	2019	2018

Cash provided by operating activities	$330,829	$110,441
Cash used in investing activities	(42,217)	(131,159)
Cash provided by (used in) financing activities	(31,631)	6,328

Net changes to cash	$256,981	$(14,390)

Going Concern

The Company has a net income from continuing operations for the year ended December 31, 2019 of $231,663 and a working capital surplus for continuing operations as of December 31, 2019 of $45,292 and has cash provided by operations of $330,829 for the year ended December 31, 2019. The coronavirus pandemic outbreak during the first quarter of 2020 has negatively impacted the Company’s receivable collection but it did not negatively affect our school uniform sales despite closing of schools nationwide. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied and the fair value of the common stock used in stock-based compensation and derivative valuations.

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

We provide consulting services which were minimal for the years ended December 31, 2019 and 2018, respectively. These revenues are included in discontinued operations.

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

We are susceptible to general economic conditions, natural catastrophic events and public health crises, and a potential downturn in advertising and marketing spending by advertisers could adversely affect our operating results in the near future.

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Endeavors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Endeavors, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the financial statements, the Company’s need for additional financing in order to fund its operations in 2020 raise substantial doubt about its ability to continue as a going concern. These 2019 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PWR CPA, LLP

Houston, Texas

May 13, 2020

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Balance Sheets

December 31,

	2019	2018
ASSETS
Current assets
Cash	$275,422	$22,914
Accounts receivable, net	76,200	237,586
Inventory	138,693	92,646
Other receivable	1,816	19,226
Assets attributable to discontinued operations	13,175	8,700
Total current assets	505,305	381,072

Fixed assets and finance lease right of use assets, net	217,373	223,134
Operating lease right-of-use asset	28,328	-
Goodwill	688,778	688,778

Total assets	$1,439,784	$1,292,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Operating lease obligation, current portion	$28,328	$-
Finance lease liability, current portion	-	26,684
Accounts payable	19,257	60,993
Accounts payable to related parties	-	50,401
Accrued expenses	201,790	306,006
Liabilities attributable to discontinued operations	107,556	277,766
Derivative liabilities	197,464	197,572

Total current liabilities	554,395	919,422

Non-current liabilities
Convertible note payable, net of discounts	106,092	89,544

Total non-current liabilities	106,092	89,544

Total liabilities	660,487	1,008,966

Commitments and contingencies (see Note 4)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 and 2,000,000 shares outstanding as of December 31, 2019 and 2018, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 136,270,000 and 128,020,000 shares issued, issuable, and outstanding at December 31, 2019 and 2018, respectively	136,270	128,020
Additional paid-in capital	539,629	427,880
Retained earnings	101,398	(273,882)
Total stockholders’ equity	779,297	284,018

Total liabilities and stockholders’ equity	$1,439,784	$1,292,984

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2019	2018

Revenue
School uniform sales	$1,144,429	$1,111,069
Promotional sales	2,676,677	2,447,414
Total revenue	3,821,106	3,558,483

Operating expenses
Direct costs of revenue	2,042,422	2,141,722
General and administrative	1,357,256	1,327,790
Marketing and selling	149,494	95,652

Total operating expenses	3,549,172	3,565,164

Operating income (loss)	271,934	(6,681)

Other income (expense)
Change in fair value of embedded conversion feature	108	(116,203)

Interest expense	(9,379)	(105,998)

Total other income (expense)	(9,271)	(222,201)

Income (loss) before tax provision	262,663	(228,882)

Provision for income taxes	31,000	-

Net income (loss) from continuing operations	231,663	(228,882)

Net income (loss) from discontinued operations	143,617	(124,155)

Net income (loss)	$375,280	$(353,037)

Net income (loss) per share for continuing operations - basic	$0.00	$(0.00)
Net income (loss) per share for continuing operations - diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
- basic	134,607,671	96,102,685
- diluted	169,763,671	96,102,685

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2019	2018
Cash flows from operating activities:
Net income (loss) from continuing operations	$375,280	$(353,037)
Adjustments to reconcile net loss to net cash provided by continuing operations:
Depreciation and amortization	47,978	33,697
Amortization of discount	16,548	64,387
Issuance of common stock for services	119,999	-
Bad debt expense	7,994	26,767
Change in fair value of embedded conversion features	-	116,203
Change in derivative liability	(108)	-
Changes in operating assets and liabilities:
Accounts receivable	153,392	19,718
Inventory	(46,047)	(78,967)
Prepaid expenses and other assets	17,410	(7,893)
Accounts payable	(70,549)	(94,687)
Accounts payable to related party	(50,401)	26,423
Accrued expenses	(253,492)	391,330
Federal income tax payable	12,825	(33,500)
Net cash provided by operating activities	330,829	110,441

Cash flows used in investing activities
Assets and liabilities acquired, net, in reverse acquisition	-	8,411
Purchase of assets	(42,217)	(139,570)
Net cash used in investing activities	(42,217)	(131,159)

Cash flows provided by (used in) financing activities:
Proceeds from notes payable	-	57,395
Repayments on notes payable	(4,947)	(30,373)
Repayments on capitalized leases	(26,684)	(20,694)
Net cash provided by (used in) financing activities	(31,631)	6,328

Net increase (decrease) in cash	256,981	(14,390)

Cash at beginning of period	31,199	45,589

Cash at end of period	288,180	31,199
Included in discontinued operations	(12,758)	(8,285)
Adjusted cash and cash equivalents at end of period	$275,422	$22,914

Supplemental disclosure of cash flow information:

Cash paid for interest	$105	$-

Cash paid for taxes	$18,175	$-

Non-cash investing and financing activities:
Derivative liability	$185,120	$7,739

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statement of Shareholders’ Equity

December 31, 2019

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2017	2,000,000	$2,000	-	$-	$79,900	$79,155	$161,055

Common stock issued in connection with reverse acquisition	-	-	128,020,000	128,020	347,980	-	476,000
Net loss for continuing operations for the period ended December 31, 2018	-	-	-	-	-	(353,037)	(353,037)

Balance at December 31, 2018	2,000,000	$2,000	128,020,000	$128,020	$427,880	$(273,882)	$284,018

Common stock issued for services	-	-	8,250,000	8,250	111,749	-	119,999
Net income for continuing operations for the period ended December 31, 2019	-	-	-	-	-	375,280	375,280
Balance at December 31, 2019	2,000,000	$2,000	136,270,000	$136,270	$539,629	$101,398	$779,297

See accompanying notes to consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2019

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

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises (the “Disposed Company”). The Company has made a settlement with Ardell Mees to provide him with the assets of the Disposed Company and in exchange, Mr. Mees will assume all liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees indemnified the Company for any liabilities of the Disposed Company.

The Company’s receivable collection has been affected negatively by COVID-19 as a significant portion of the Company’s sales are for school uniforms which, due to COVID-19 and the closing of schools nationwide, should have a negative impact on the Company’s financials. Additionally, delivery delays have been seen in the first quarter of 2020 due to slowed production in China due to COVID-19.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, AMD Enterprises and JRP, at December 31, 2019. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2019 and 2018, the Company had no cash equivalents. Included in assets attributable to discontinued operations is $12,758 and $8,285 of cash as of December 31, 2019 and 2018, respectively.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had an allowance at December 31, 2019 and 2018 of $0. The Company had bad debt expense of $7,994 and $26,767 for the years ended December 31, 2019 and 2018, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $138,693 and $92,646 as of December 31, 2019 and 2018, respectively.

Three vendors accounted for approximately 74.6% of inventory purchases during the years ended December 31, 2019 and 2018, respectively. These same vendors made up 0% and 23% of our accounts payable as of December 31, 2019 and 2018, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2018 or 2019 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2019 and 2018.

Revenue Recognition

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery of the product to our guest, which is our only performance obligation. When merchandise is shipped to our guests, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the guest has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

We provide consulting services which were minimal for the years ended December 31, 2019 and 2018, respectively and are included in discontinued operations

Cost of Sales

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the years ended December 31, 2019 and 2018:

	For the Years ended
	December 31,
	2019	2018
Basic earnings per common share
Numerator:
Net earnings (loss) available to common shareholders	$375,280	$(353,037)
Denominator:
Weighted average common shares outstanding	134,607,671	96,102,685

Basic earnings (loss) per common share	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$375,280	$(353,037)
Add convertible debt interest	9,301	105,334
Net income (loss) available to common shareholders	$384,581	$(247,703)
Denominator:
Weighted average common shares outstanding	134,607,671	96,102,685
Preferred shares	20,000,000	20,000,000
Convertible debt	15,156,000	30,312,000
Adjusted weighted average common shares outstanding	169,763,671	146,414,685

Diluted earnings (loss) per common share	$0.00	$(0.00)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2019 and 2018. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended December 31, 2019 and 2018.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of December 31, 2019 and 2018.

Effect of Recent Accounting Pronouncements

Accounting Standards Adopted During the Year Ended December 31, 2019

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

NOTE 3 – GOING CONCERN

 The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time.

As of December 31, 2018, the Company had certain conditions that raised substantial doubt about the Company’s ability to continue as a going concern. These conditions included a net loss of $353,000 and a working capital deficit of $622,302. During 2019, the Company had net income from continuing operations of $231,665, positive cash flow from operations of $330,000 and working capital of $242,757 (excludes the assets and liabilities from discontinued operations and the non-cash derivative liability). The assets and liabilities from discontinued operations will be assumed by Mr. Mees. While conditions have improved over 2018, the impact of the COVID 19 pandemic continues to raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 14, 2020, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the years ended December 31, 2019 and 2018, the Company paid $57,780 and $57,446 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2021.

During the years ended December 31, 2019 and 2018, the Company paid $16,618 and $22,440 for the uniform supply agreement, respectively.

NOTE 5 – FIXED ASSETS AND FINANCE LEASE RIGHT OF USE ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation for continuing operations at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Equipment	$368,868	$353,539
Furniture and fixtures	-	25,819
Autos and trucks	72,898	65,680
Less: accumulated depreciation	(224,393)	(221,489)
Property and equipment, net	$217,373	$223,549

Depreciation expense for continuing operations for the years ended December 31, 2019 and 2018 was $47,978 and $33,697, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The funding was in tranches whereby the Company assumed the first tranche of $48,697. The Company received the remaining tranches totaling $57,395 during the year ended December 31, 2018. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The Company recorded interest expense of $9,301 and $43,745 during the years ended December 31, 2019 and 2018, respectively. The original maturity of the note was March 5, 2019. At that time, the note was extended to March 5, 2020. Subsequent to March 5, 2020, the note was extended to March 5, 2021.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion or 35% of an estimated fair value if not traded.

The note balance was $106,092 and $89,544 as of December 31, 2019 and 2018.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Amortization of the debt discount totaled $16,548 and $64,387 during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2018, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt, with a risk-free rate of 2.45% and volatility of 100%. Included in Derivative Income in the accompanying consolidated statements of operations is expense arising from the change in fair value of the derivatives of $116,203 during the year ended December 31, 2018.

As of December 31, 2019, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt, with a risk-free rate of 1.51% and volatility of 100%. Included in Derivative Income in the accompanying consolidated statements of operations is expense arising from the change in fair value of the derivatives of $108 during the year ended December 31, 2019.

NOTE 7 – FINANCE LEASES

On November 17, 2016, the Company obtained a finance lease for equipment. Payments are $2,667 per month for three years and the amount of the finance lease obligation was $26,684 at December 31, 2018. The lease was paid off in 2019.

NOTE 8 – ACCRUED EXPENSES

The Company had total accrued expenses for continuing operations of $201,790 and $306,006 as of December 31, 2019 and 2018, respectively. See breakdown below of accrued expenses as follows:

	December 31, 2019	December 31, 2018
Credit cards payable	$75,301	$102,925
Accrued stock compensation	-	131,250
Accrued officer salary	-	-
Accrued interest	53,046	43,745
Other accrued expenses	73,443	28,086
	$201,790	$306,006

NOTE 9 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred lease expense of $71,500 and $67,000, respectively, to M & M for the years ended December 31, 2019 and 2018.. The Company incurred equipment rental expense to M&M of $7,750 and $11,000 for the years ended December 31, 2019 and 2018, respectively.

The Company has accounts payable to M&M of $0 and $50,401 as of December 31, 2019 and 2018, respectively. The accounts payable is for unpaid lease obligations and products the Company purchased from M&M during the year ended December 31, 2019 and 2018, respectively. The Company purchased approximately $27,000 and $145,000, respectively. M&M marks up their sales to JRP by 10%.

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The Company had expenses of approximately $86,000 and $69,000 related to Ardell Mees and family for the years ended December 31, 2019 and 2018, respectively. These expenses are considered compensation and are included in discontinued operations.

As of December 31, 2018, the Company owed Ardell Mees, CEO, $50,000 from expenses assumed in connection with the reverse acquisition. An additional $5,200 was added during 2019. The total amount owed of $55,200 was forgiven effective December 31, 2019 and the gain from forgiveness is included in discontinued operations in 2019.

Employment and Consulting Agreements

In April 2018, the Company executed a two-year employment agreement with Ardell D. Mees, the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for services, Mr. Mees is to receive an annual base salary of $60,000. On December 31, 2019, Mr. Mees waived all balances due to him. The amount payable to Mr. Mees at December 31, 2019 and 2018 was $0 and $42,500, respectively.

In April 2018, the Company executed a two-year employment agreement with Marc Johnson, the Company’s Chief Operating Officer. As compensation for services, Mr. Johnson is to receive an annual base salary of $60,000. On December 31, 2019, Mr. Johnson waived all balances due to him. The amount payable to Mr. Johnson at December 31, 2019 and 2018 was $0 and $42,500 respectively.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. This agreement was renewed on May 1, 2019 for the same terms. On January 9, 2019, the Company issued 2,250,000 shares of common stock under these agreements. The Company incurred stock compensation expense of $54,375 and $131,250 for the years ended December 31, 2019 and 2018, respectively. 4,500,000 shares of common stock were issued in 2020 related to the current and prior agreements.

On February 28, 2019, the Company entered into a consulting agreement for financial services and business development for a term of six months and issued 1,500,000 common shares earned on a monthly basis. On February 28, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $30,000 for the year ended December 31, 2019 See Note 15.

NOTE 10 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 136,270,000 and 128,020,000 outstanding shares of common stock at December 31, 2019 and 2018, respectively. There were 2,000,000 outstanding shares of preferred stock as of December 31, 2019 and 2018, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On January 9, 2019, 2,250,000 common shares valued at $90,000 were issued to a consultant. See Note 9.

On February 29, 2019, 1,500,000 shares valued at $30,000 were issued to a consultant. See Note 9.

NOTE 11 – CUSTOMER CONCENTRATION

For the year ended December 31, 2019, one customer made up approximately 20% and for the year ended December 31, 2018 one customer made up 15% of revenues, respectively. No customers accounted for more than 10% of accounts receivable as of December 31, 2019 or 2018.

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

The Company leases approximately 18,000 square feet of space in Haltom City, Texas, pursuant to a lease that was cancelled during 2019. Going forward, the facility will be leased on a month to month basis. . This facility serves as our corporate headquarters, manufacturing facility and showroom. The lease is with M & M Real Estate, Inc. (“M & M”), a company owned solely by our majority shareholder and director of the Company. Lease expense related to this facility was $71,500 and $67,000 for the years ended December 31, 2019 and 2018, respectively.

The Company has approximately 6,000 square feet of space in Arlington, Texas which serves as an academic showroom, pursuant to a lease that will expire on June 1, 2020.

As of December 31, 2019, the operating lease right-of-use asset and operating lease liability was $28,328. Operating lease expense related to this lease during the years ended December 31, 2019 and 2018 was $67,506 and $67,844, respectively, was included as part of operating expenses.

As of December 31, 2019, the remaining lease term for operating leases was .5 years. As of December 31, 2019, the discount rate for this operating lease was 6.5%.

Operating lease future minimum payments together with their present values as of December 31, 2019 are summarized as follows:

2020	$28,790
Total lease payments	28,790
Less: interest	(462)
Present value of lease liabilities	28,328
Current-portion operating lease liability	28,328
Long-term portion operating lease liability	$-

NOTE 14 – DISCONTINUED OPERATIONS

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises LLC (the “Disposed Company”). The Company has made a settlement with Ardell Mees to provide him with the assets of the Disposed Company and in exchange, Mr. Mees will assume all liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees indemnified the Company for any liabilities of the Disposed Company.

The Disposed Company reported net income of $143,617 and a net loss of $124,155 for December 31, 2019 and 2018, respectively.

Reconciliation of the Items Constituting Profit and (Loss)

from Discontinued Operations

For the Years Ended December 31,

(unaudited)

	2019	2018
Revenue	$89,591	$59,288
Direct costs of revenue	13,127	24,195
General and administrative	72,021	158,239
Marketing and selling	1,026	1,009
Income (loss) from operations	3,417	(124,155)
Gain from forgiveness of debt	140,200	-
Net income (loss)	$143,617	$(124,155)

NOTE 15 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2019 and 2018), as follows:

	December 31, 2019	December 31, 2018
Tax expense (benefit) at the statutory rate	$85,000	$(75,000)
Permanent differences	(32,000)	53,000
Change in valuation allowance	(22,000)	22,000
Total	$31,000	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2019 and 2018 remains open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018, are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforward	$-	$22,000
Timing differences	-	-
Total gross deferred tax assets	-	22,000
Less: Deferred tax asset valuation allowance	-	(22,000)
Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 were fully offset by a 100% valuation allowance. The net operating loss carry forward was fully utilized in 2019.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises LLC (the “Disposed Company”). The Company has made a settlement with Ardell Mees to provide him with the assets of the Disposed Company and in exchange, Mr. Mees will assume all liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees indemnified the Company for any liabilities of the Disposed Company.

On January 9, 2020, Motasem Khanfur, the controller of the Company, was appointed as chief financial officer of the Company. As part of his compensation, Mr. Khanfur was awarded 500,000 shares of common stock.

On January 9, 2020, Sarah Nelson was appointed as chief operating officer and director of the Company. As part of her compensation, Ms. Nelson was awarded 1,000,000 shares of common stock.

On January 9, 2020, Andreana McKelvey resigned as director. She was awarded 250,000 shares of common stock of the Company.

On January 24, 2020, 4,500,000 shares of common stock were issued which had previously been issuable. See Note 9.

The worldwide outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could further prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

On April 5, 2020, the Company received a Small Business Administration (“SBA”) loan under the government’s assistance related to COVID-19. The SBA loan was for $169,495 with an interest rate of 0.98% and due in eight weeks. The SBA loan is to assist the Company in payroll during the COVID-19 period. The SBA loan is forgivable if the Company payroll during this time utilizes all of the monies provided.

On April 29, 2020, the Company received the government assistance check of $10,000 through the Economic Injury Disaster Loan Program (EIDL) related to the COVID-19, a response by the government to assist companies during the pandemic.

In April 2020, Marc Johnson advanced $40,000 to the Company. The advance has no formal terms and bears no interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the Chief Operating Officer (COO), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO, CFO and COO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and COO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of December 31, 2019, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

On May 8, 2020, Motasem Khanfur resigned as chief financial officer of the Company. He will continue to work as an accountant with the subsidiary, Just Right Products, Inc. Marc Johnson, the Company’s chief executive officer, will assume the responsibilities of chief financial officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers. Also, the principal offices and positions with us held by each person and the date such person became our director, executive officer. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, director nominees.

Name	Age	Position
Marc Johnson	51	Chief Executive Officer and Chairman
Motasem Khanfur Sarah Nelson	29 43	Chief Financial Officer Chief Operating Officer and Director

Marc Johnson, CEO and Chairman. Mr. Johnson earned a Business Administration Degree from Texas Christian University (TCU) in 1993. Mr. Johnson has been in the promotional products industry for over 35 years and started his first business in high school. Upon graduation from TCU, Mr. Johnson sold his first business to pursue a full-time career in the promotional products industry. Mr. Johnson excelled in sales and built his customer annual sales to over $1 million in his first three years. Mr. Johnson’s talents were noticed by a customer who convinced him to leave and start a new promotional products company with his customers’ financial backing. In 2010, Mr. Johnson bought out his financial backer and started Just Right Products, Inc. Mr. Johnson has been able to hire key people and attract a solid customer base. Sales in Mr. Johnson’s company have increased by 10 to 30 percent each year.

Motasem Khanfur, CFO. Mr. Khanfur has various business experience, including ownership of a grocery store and meat market in Amman, Jordan. In 2015, Mr. Khanfur came to the United States. In July 2017, Mr. Khanfur was engaged by Just Right Products, Inc., in the accounting department. Mr. Khanfur has a Bachelor’s degree in Accounting, from Al-Bayt University in Mafraq, Jordan, earned in 2012. Mr. Khanfur resigned on May 8, 2020.

Sarah Nelson, COO and Director. Ms. Nelson has a background in non-profit fundraising, most recently for a youth hockey organization in northern Colorado. Currently, she has her own company, SLN Media Company, which assists small businesses with their social media, marketing and advertising brands. Ms. Nelson has Bachelor of Arts degree in Environmental Design, from Texas A&M University, earned in 1998.

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

Family Relationships

Marc Johnson and Sarah Nelson are siblings.

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

SUMMARY COMPENSATION TABLE

						Non-	Non-
						equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Marc Johnson, CEO and Director (1) (3)	2019	$173,698	$-	$-	$-	$-	$-	$-	$173,698
	2018	$42,500	$-	$-	$-	$-	$-	$-	$42,500
Ardell Mees, CEO, CFO and Director (2) (4)	2019	$-	$-	$-	$-	$-	$-	$86,174	$86,174
	2018	$58,000	$-	$-	$-	$-	$-	$69,263	$127,263
Andreana McKelvery, Director (2)	2019	$-	$-	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-	$-	$-

(1) Appointed on April 19, 2007 as COO and Director. On January 8, 2020, resigned as COO and appointed as CEO.

(2) Resigned on January 8, 2020.

(3) In 2019, the compensation of $42,500 for 2018, which was accrued, was forgiven.

(4) In 2019, the compensation of $58,000 for 2018, which was accrued, was forgiven.

Employment Agreements

As compensation for services, Mr. Mees was to receive an annual base salary of $60,000. In April 2018, Mr. Mees entered into an agreement for $60,000 per year. For the years ended December 31, 2019 and 2018, the Company accrued $60,000 and $42,500, respectively, and paid Mr. Mees $0 and $0, respectively, against his accrued salary. On December 31, 2019, Mr. Mees waived all accrued compensation.

As compensation for services, Mr. Johnson was to receive an annual base salary of $60,000. In April 2018, Mr. Johnson entered into an agreement for $60,000 per year. For the year ended December 31, 2019 and 2018, the Company accrued $60,000 and $42,500, respectively, and paid Mr. Johnson $0 and $0, respectively, against his accrued salary. On December 31, 2019, Mr. Johnson waived all accrued compensation. On January 8, 2020, Mr. Johnson executed a two-year agreement with the Company which provides an annual salary of $36,000.

On January 8, 2020, Mr. Khanfur executed a two-year agreement with the Company which provides an annual salary of $50,000 and an issuance of 500,000 shares of common stock of the Company. Mr. Khanfur resigned on May 8, 2020.

On January 8, 2020, Ms. Nelson executed a two-year agreement with the Company which provides an annual salary of $36,000.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2019, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

			Incentive					Awards:
			Plan					Number of	Value of
	Number of		Awards:				Market	Unearned	Unearned
	Securities		Number of			Number of	Value of	Shares	Shares
	Underlying		Securities			Shares or	Shares or	Units or	Units or
	Unexercised		Underlying	Option	Option	Units of	Units	Other	Other
	Options #	#	Unexercised	Exercise	Expiration	Stock Not	Units Not	Rights Not	Rights Not
Name	Excersible	Unexcersible	Options	Price	Date	Vested	Vested	Vested	Vested
Marc Johnson, COO	-	-	-	-	-	-	-	-	-
Ardell Mees, CEO and CFO	-	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2019, we had 136,270,000 shares of common stock issued, issuable and outstanding. The following table sets forth information known to us as of December 31, 2019 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each director;

●	each named executive officer; and

●	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 5941 Posey Lane, Haltom City, TX 76117. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Except as otherwise indicated, the address of each of the stockholders listed below is: 5941 Posey Lane, Haltom City, Texas 76117.

		Number of
		Shares	Percent
	Name and Address of	Beneficially	of
Title of Class	Beneficial Owner	Owned (1)	Class (2)
Common Stock	Marc Johnson (3)	-	0.0%
Common Stock	Ardell Mees (3)	43,000,000	31.6%
Common Stock	Andreana McKelvery (4)	-	0.0%
Common Stock	All directors and named executive officers as a group (3 persons)	43,000,000	31.6%

Preferred Stock	Marc Johnson (3)	2,000,000	100.0%
Preferred Stock	Ardell Mees (3)	-	-
Preferred Stock	Andreana McKelvery (4)	-	-
Preferred Stock	All directors and named executive officers as a group (3 persons)	2,000,000	100.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)	As of December 31, 2019, a total of 136,270,000 shares of the Company’s common stock and 2,000,000 shares of the Company’s preferred stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer and director.

(4)	Director.

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

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred lease expense of $71,500 and $67,000, respectively, to M & M for the years ended December 31, 2019 and 2018. The Company incurred equipment rental expense to M&M of $7,750 and $11,000 for the years ended December 31, 2019 and 2018, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2019 and 2018 were $90,850 and $60,000. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal years ended December 31, 2019 and 2018, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013).
10.1	Acquisition Agreement between ADM Endeavors, Inc. and Just Right Products, Inc., dated April 19, 2018, with an effective date of April 1, 2018 (incorporated by reference to our Form 8-K filed on April 25, 2018).
31.1 (1)	Certification of Principal Executive Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

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

ADM ENDEAVORS, INC.

Date: May 13, 2020	By:	/s/ Marc Johnson
	Name:	Marc Johnson
	Title:	Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Marc Johnson	Director	May 13, 2020
Marc Johnson

/s/ Sarah Nelson	Director	May 13, 2020
Sarah Nelson

