Form 10-K/A
period 2019-12-31
ADM ENDEAVORS, INC.
filed 2020-05-15
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- K/A

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

As of May __, 2020, the issuer had 138,020,000 shares of its common stock issued and outstanding.

Explanatory Note

This Form 10-K/A is being amended to include the discussion that the Company had incorporated and filed in its Form 8-K as filed on March 30, 2020, for an extension for the filing of the Form 10-K under the COVID-19 extension provision. These explanations were previously provided in the Form 8-K filed on March 30, 2020 and are being reported in this Form 10-K/A as follows:

ADM Endeavors, Inc. (the “Company”) relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (the “Order”) to delay the filing of its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. This has, in turn, delayed the Company’s ability to complete its audit and prepare the Report. Notwithstanding the foregoing, the Company expects to file the Report no later than May 14, 2020 (which is 45 days from the Report’s original filing deadline of March 30, 2020). In light of the current COVID-19 pandemic, the Company will be including the following Risk Factor in its Report:

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

The above risk factor has been added to Item 1A.

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

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

ADM ENDEAVORS, INC.

Date: May 15, 2020	By:	/s/ Marc Johnson
	Name:	Marc Johnson
	Title:	Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Marc Johnson	Director	May 15, 2020
Marc Johnson

/s/ Sarah Nelson	Director	May 15, 2020
Sarah Nelson

