Form 10-Q
period 2020-03-31
ADM ENDEAVORS, INC.
filed 2020-05-15
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-56047

ADM ENDEAVORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0459323
(State of incorporation)	(I.R.S. Employer Identification No.)

5941 Posey Lane

Haltom City, Texas 76117

(Address of principal executive offices)

(701) 226-9058

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ADMQ	OTC Markets

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

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

[  ] Yes [X] No

As of May 14, 2020, there were 138,020,000 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$35,371	$275,422
Accounts receivable, net	260,213	76,200
Inventory	193,580	138,693
Other receivable	3,592	1,815
Assets attributable to discontinued operations	-	13,175
Total current assets	492,756	505,305

Fixed assets, net	200,556	217,373
Operating lease right-of-use asset	11,423	28,328
Goodwill	688,778	688,778

Total assets	$1,393,513	$1,439,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Operating lease obligation, current portion	$11,423	$28,328
Finance lease liability, current portion	-	-
Accounts payable	32,420	19,257
Accounts payable to related parties	-	-
Accrued expenses	193,875	201,790
Liabilities attributable to discontinued operations	-	107,556
Derivative liabilities	208,381	197,464

Total current liabilities	446,099	554,395

Non-current liabilities
Convertible note payable, net of discounts	106,092	106,092

Total non-current liabilities	106,092	106,092

Total liabilities	552,191	660,487

Commitments and contingencies (see Note 4)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 and 2,000,000 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 138,020,000 and 136,270,000 shares issued, issuable, and outstanding at March 31, 2020 and December 31, 2019, respectively	138,020	136,270
Additional paid-in capital	572,879	539,629
Retained earnings	128,423	101,398
Total stockholders’ equity	841,322	779,297

Total liabilities and stockholders’ equity	$1,393,513	$1,439,784

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31,

(unaudited)

	2020	2019

Revenue
School uniform sales	$66,296	$98,198
Promotional sales	814,486	427,276
Total revenue	880,782	525,474
Operating expenses
Direct costs of revenue	570,349	208,429
General and administrative	308,867	298,034
Stock-based compensation	35,000	10,625
Marketing and selling	25,259	39,137

Total operating expenses	939,475	556,225

Operating loss	(58,693)	(30,751)

Other income (expense)
Change in fair value of embedded derivative	(10,917)	12,452
Interest expense	-	(25,927)

Total other income (expense)	(10,917)	(13,475)

Loss before tax provision	(69,610)	(44,226)

Provision for income taxes	-	-

Net loss from continuing operations	(69,610)	(44,226)

Net income (loss) from discontinued operations	96,635	(6,015)

Net income (loss)	$27,025	$(50,241)

Net income (loss) per share for continuing operations - basic	$0.00	$(0.00)
Net income (loss) per share for continuing operations - diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
- basic	137,846,923	130,453,333
- diluted	173,002,923	130,453,333

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statement of Stockholders’ Equity

March 31, 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2018	2,000,000	$2,000	128,020,000	$128,020	$427,880	$(273,882)	$284,018

Common stock issued for services	-	-	3,750,000	3,750	275,625	-	279,375
Net loss	-	-	-	-	-	(50,241)	(50,241)
Balance at March 31, 2019	2,000,000	$2,000	131,770,000	$131,770	$703,505	$(324,123)	$513,152

Balance at December 31, 2019	2,000,000	$2,000	136,270,000	$136,270	$539,629	$101,398	$779,297
Common stock issued for services			1,750,000	1,750	33,250	-	35,000
Net income	-	-	-	-	-	27,025	27,025
Balance at March 31, 2020	2,000,000	$2,000	138,020,000	$138,020	$572,879	$128,423	$841,322

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2020	2019
Cash flows from operating activities:
Net income (loss) from operations	$27,025	$(50,241)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	16,817	11,819
Amortization of discount	-	16,548
Issuance of common stock for services	35,000	10,625
Bad debt expense	-	641
Gain on disposal of ADM Enterprises, Inc.	(96,635)	-
Change in derivative liability	10,917	(12,452)
Changes in operating assets and liabilities:
Accounts receivable	(184,013)	15,489
Inventory	(54,887)	36,814
Prepaid expenses and other assets	(1,776)	(153)
Accounts payable	10,909	(13,497)
Accounts payable to related party	-	(18,455)
Accrued expenses	(3,407)	4,983
Net cash provided by (used in) operating activities	(240,050)	2,121

Cash flows used in investing activities
Disposal of ADM Enterprises, Inc.	(12,759)	-
Net cash used in investing activities	(12,759)	-

Cash flows provided by (used in) financing activities:
Repayments on notes payable	-	(1,354)
Repayments on capitalized leases	-	(8,006)
Net cash provided by (used in) financing activities	-	(9,360)

Net increase (decrease) in cash	(252,809)	(7,239)

Cash at beginning of period	275,422	29,772
Included in discontinued operations	12,758	1,427
Adjusted cash and cash equivalents at beginning of period	288,180	31,199

Cash at end of period	$35,371	$23,960

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$105

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for accrued expenses	$-	$131,250
Common stock issued for prepaid expenses	$-	$137,500

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

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

The Company has been affected negatively by COVID-19 as a significant portion of the Company’s sales are for school uniforms which, due to COVID-19 and the closing of schools nationwide, should have a negative impact on the Company’s financials. Additionally, delivery delays have been seen in the first quarter of 2020 due to slowed production in China due to COVID-19, but management does not expect this will significantly impact gross sales due to the diverse growth the Company is experiencing.

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

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

The unaudited financial statements of the Company for the three month periods ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2020. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at March 31, 2020. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to allowance for doubtful accounts, goodwill, derivative liability, stock-based compensation and deferred tax valuations.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company had no cash equivalents. Included in assets attributable to discontinued operations is $0 and $12,758 of cash as of March 31, 2020 and December 31, 2019, respectively.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had an allowance at March 31, 2020 and December 31, 2019 of $0. The Company had bad debt expense of $0 and $641 for the three months ended March 31, 2020 and 2019, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $193,580 and $138,693 as of March 31, 2020 and December 31, 2019, respectively.

Three vendors accounted for approximately 94% of inventory purchases during the three months ended March 31, 2020, respectively. These same vendors made up 0% and 0% of our accounts payable as of March 31, 2020 and December 31, 2019, respectively.

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

March 31, 2020

(unaudited)

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2018, 2019 or 2020 as a result of our qualitative assessments over our single reporting segment.

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

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

The Company determined that there were no impairments of long-lived assets at March 31, 2020 and December 31, 2019.

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

We provided consulting services from our discontinued operations which were minimal for the three months ended March 31, 2019.

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

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2020 and 2019:

	For the Three months ended
	March 31,
	2020	2019
Basic earnings per common share
Numerator:
Net earnings (loss) available to common shareholders	$27,025	$(50,241)
Denominator:
Weighted average common shares outstanding	137,846,923	130,453,333

Basic earnings (loss) per common share	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$27,025	$(50,241)
Add convertible debt interest	-	-
Net income (loss) available to common shareholders	$27,025	$(50,241)
Denominator:
Weighted average common shares outstanding	137,846,923	130,453,333
Preferred shares	20,000,000	20,000,000
Convertible debt	15,156,000	-
Adjusted weighted average common shares outstanding	173,002,923	130,453,333

Diluted earnings (loss) per common share	$0.00	$(0.00)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2020 and December 31, 2019. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended March 31, 2020 and 2019.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of March 31, 2020 and December 31, 2019.

Effect of Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net income of $27,025 and cash used in operating activities of $240,050 for the three months ended March 31, 2020. As of March 31, 2020, the Company had a working capital surplus of $46,657, and a retained earnings of $128,423. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 14, 2020, there were no pending or threatened lawsuits.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the three months ended March 31, 2020 and 2019, the Company paid $4,236 and $4,151 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2021.

During the three months ended March 31, 2020 and 2019, the Company paid $0 and $0 for the uniform supply agreement, respectively.

NOTE 5 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Equipment	$368,868	$368,868
Autos and trucks	72,898	72,898
Less: accumulated depreciation	(241,210)	(224,393)
Property and equipment, net	$200,556	$217,373

Depreciation expense for the three months ended March 31, 2020 and 2019 was $16,817 and $11,819, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The funding was in tranches whereby the Company assumed the first tranche of $48,697. The Company received the remaining tranches totaling $57,395 during the year ended December 31, 2018. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The Company recorded interest expense of $0 during the three months ended March 31, 2020.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of March 31, 2020, the convertible debt would convert to 15,156,000 common shares.

The note balance was $106,092 and $106,092 as of March 31, 2020 and December 31, 2019.

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

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

The derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt, with a risk-free rate of 0.17% and volatility of 100% as of March 31, 2020. Included in Derivative Income in the accompanying unaudited consolidated statements of operations is expense arising from the change in fair value of the derivatives of $10,917 during the three months ended March 31, 2020.

NOTE 7 – FINANCE LEASES

On November 17, 2016, the Company obtained a finance lease for equipment. Payments are $2,667 per month for three years and the lease was paid off in 2019.

NOTE 8 – ACCRUED EXPENSES

The Company had total accrued expenses of $193,875 and $201,790 as of March 31, 2020 and December 31, 2019, respectively. See breakdown below of accrued expenses as follows:

	March 31, 2020	December 31, 2019
Credit cards payable	$57,419	$75,301
Accrued interest	53,046	53,046
Other accrued expenses	83,410	73,443
	$193,875	$201,790

NOTE 9 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month to month lease, is currently $6,500. The Company incurred lease expense of $19,500 and $19,500, respectively, to M & M for the three months ended March 31, 2020 and 2019, respectively.

The Company has accounts payable to M&M of $0 and $0 as of March 31, 2020 and December 31, 2019, respectively. The accounts payable is for unpaid lease obligations and products the Company purchased from M&M during the three months ended March 31, 2020 and 2019, respectively. The Company purchased approximately $0 and $11,425, respectively. M&M marks up their sales to JRP by 10%.

The Company has been provided office space by its chief executive officer, Ardell Mees, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The Company had expenses of approximately $15,985 related to Ardell Mees and family for the year ended December 31, 2019, respectively. These expenses are considered compensation and are included in discontinued operations.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

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

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. On January 9, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $0 for the three months ended March 31, 2020 and $5,625 as of March 31, 2019. In 2020 the Company issued 4,500,000 shares of common stock related to the current and prior agreements.

On February 28, 2019, the Company entered into a consulting agreement for financial services and business development for a term of six months and issued 1,500,000 common shares earned on a monthly basis. On February 28, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $0 for the three months ended March 31, 2020 and $5,000 as of March 31, 2019.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 138,020,000 and 136,270,000 outstanding shares of common stock at March 31, 2020 and December 31, 2019, respectively. There were 2,000,000 outstanding shares of preferred stock as of March 31, 2020 and December 31, 2019, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. On January 9, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $0 for the three months ended March 31, 2020 and $5625 as of March 31, 2019. In 2020 the Company issued 4,500,000 shares of common stock related to the current and prior agreements.

On January 28, 2019, the Company entered into a consulting agreement for 6 months and agreed to issue 1,500,000 common shares vesting on a monthly basis. The shares were issued on February 28, 2019. The Company incurred stock compensation expense of $0 for the three months ended March 31, 2020 and $5,000 as of March 31, 2019.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

On January 9, 2020, Motasem Khanfur, the controller of the Company, was appointed as chief financial officer of the Company. As part of his compensation, Mr. Khanfur was awarded 500,000 shares of common stock. The Company recorded $10,000 as stock-based compensation.

On January 9, 2020, Sarah Nelson was appointed as chief operating officer and director of the Company. As part of her compensation, Ms. Nelson was awarded 1,000,000 shares of common stock. The Company recorded $20,000 as stock-based compensation.

On January 9, 2020, Andreana McKelvey resigned as director. She was awarded 250,000 shares of common stock of the Company. The Company recorded $5,000 as stock-based compensation.

NOTE 11 – CONCENTRATION OF CUSTOMER

Concentration of Revenue

For the three months ended March 31, 2020, two customers made up 55% of revenues and for the three months ended March 31, 2019 one customer made up 38% of revenues, respectively. Three customers accounted for 65% of accounts receivable as of March 31, 2020. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2019.

NOTE 12 – LEASE LIABILITY

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

March 31, 2020

(unaudited)

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

The Company leases approximately 18,000 square feet of space in Haltom City, Texas, pursuant to a month to month lease. This facility serves as our corporate headquarters, manufacturing facility and showroom. The lease is with M & M Real Estate, Inc. (“M & M”), a company owned solely by our majority shareholder and director of the Company.

The Company has approximately 6,000 square feet of space in Arlington, Texas which serves as an academic showroom, pursuant to a lease that will expire on June 1, 2020

As of March 31, 2020, the operating lease right-of-use assets and operating lease liabilities were $11,423. Operating lease expense during the three months ended March 31, 2020 was $35,961 and was included as part of operating expenses.

Operating lease future minimum payments together with their present values as of March 31, 2020 are summarized as follows:

2020	$11,680
Total lease payments	11,680
Less: interest	(257)
Present value of lease liabilities	11,423
Current-portion operating lease liability	11,423
Long-term portion operating lease liability	$-

NOTE 13 – DISCONTINUED OPERATIONS

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

March 31, 2020

(unaudited)

Reconciliation of the Items Constituting Profit and (Loss)

from Discontinued Operations

For the Three Months Ended March 31,

(unaudited)

	2020	2019
Revenue	$-	$9,970
Direct costs of revenue		1,854
General and administrative		14,131
Loss from operations		(6,015)
Gain on disposal	96,635
Net income (loss)	$96,635	$(6,015)

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(unaudited)

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

On April 5, 2020, the Company received a Small Business Administration (“SBA”) loan under the government’s assistance related to COVID-19. The SBA loan was for $169,495 with an interest rate of 0.98% and due in eight weeks. The SBA loan is to assist the Company in payroll during the COVID-19 time period. The SBA loan is forgivable if the Company payroll during this time utilizes all of the monies provided.

On April 29, 2020, the Company received the government assistance check of $10,000 related to the COVID-19 response by the government to assist companies during the pandemic.

In April 2020, Marc Johnson advanced $40,000 to the Company. The advance has no formal terms and bears no interest.

On May 8, 2020, Motasem Khanfur resigned as chief financial officer and will continue as the Company’s controller. Marc Johnson was appointed as interim chief financial officer.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

The Company has been affected negatively by COVID-19 as a significant portion of the Company’s sales are for school uniforms which, due to COVID-19 and the closing of schools nationwide, should have a negative impact on the Company’s financials. Additionally, delivery delays have been seen in the first quarter of 2020 due to slowed production in China due to COVID-19, but management does not expect this will significantly impact gross sales due to the diverse growth the Company is experiencing.

For the Three Months Ended March 31, 2020 and 2019

Revenues

Our revenue was $880,782 for the three months ended March 31, 2020, compared to $525,474 for the three months ended March 31, 2019 for continuing operations, resulting in an increase of $355,308, or 68%. The increase is primarily due to growth in the business through the use of a new marketing technique.

Operating Expenses

Direct costs of revenues were $570,349 and $208,429 (for continuing operations) for the three months ended March 31, 2020 and 2019, respectively, resulting in an increase of $361,920, or 174% due to the increase in revenue which is the result of a new marketing technique. The gross margin decreased from 60% as of March 31, 2019 to 35% as of March 31, 2020. The decrease is related to the increase in revenues and the increase in direct costs of revenue as a higher percent of revenue.

For the three months ended March 31, 2020, our general and administrative expenses and marketing and selling expenses were $369,126 compared to $347,796 for continuing operations for the three months ended March 31, 2019, resulting in an increase of $21,330 or 6%. The increase is due to stock-based compensation of approximately $35,000 from $10,625 for the three months ended March 31, 2020 and 2019, respectively.

As a result, net loss from continuing operations was $69,610 for the three months ended March 31, 2020, compared to net loss for continuing operations of $44,226 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended March 31, 2020 compared to the three months ended March 31, 2019

We had cash used in operations of $240,050 for the three months ended March 31, 2020, compared to cash provided by operations of $2,121 for the three months ended March 31, 2019. The decrease in positive cash flow from operating activities for the three months ended March 31, 2020 is attributable to the Company paying down accruals and payables. Cash provided by operations for the three months ended March 31, 2019 is attributable to the Company’s decrease in accounts payable.

We had cash used in investing activities of $12,759 for the three months ended March 31, 2020 and $0 for the three months ended March 31, 2019.

We had cash used in financing activities of $0 for the three months ended March 31, 2020, compared to cash used in $9,360 for the same period in 2019.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net income of $27,025 for the three months ended March 31, 2020, and had cash used in operating activities of $240,050 for the three months ended March 31, 2020. The Company had working capital surplus and retained earnings of $46,657 and $128,423, respectively, as of March 31, 2020. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K as filed on May 13, 2020, for a discussion of our critical accounting policies and estimates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ending March 31, 2020, the Company issued no unregistered securities except as follows:

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

ADM ENDEAVORS, INC.

Dated: May 15, 2020		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

