Form 10-Q
period 2020-06-30
ADM ENDEAVORS, INC.
filed 2020-07-31
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

[  ] Yes [X] No

As of July 28, 2020, there were 140,920,000 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$329,215	$275,422
Accounts receivable, net	237,651	76,200
Inventory	226,451	138,693
Prepaid expense	144,375	-
Other receivable	-	1,815
Assets attributable to discontinued operations	-	13,175
Total current assets	937,692	505,305

Fixed assets, net	183,736	217,373
Operating lease right of use asset	-	28,328
Goodwill	688,778	688,778

Total assets	$1,810,206	$1,439,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable	$179,495	$-
Operating lease obligation, current portion	-	28,328
Accounts payable	92,837	19,257
Accrued expenses	156,971	201,790
Liabilities attributable to discontinued operations	-	107,556
Derivative liabilities	203,835	197,464

Total current liabilities	633,138	554,395

Non-current liabilities
Convertible note payable, net of discounts	106,092	106,092

Total non-current liabilities	106,092	106,092

Total liabilities	739,230	660,487

Commitments and contingencies (see Note 4)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 and 2,000,000 shares outstanding as of June 30, 2020 and December 31,2019, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 140,920,000 and 136,270,000 shares issued, issuable, and outstanding at June 30, 2020 and December 31, 2019, respectively	140,920	136,270
Additional paid-in capital	792,479	539,629
Retained earnings	135,577	101,398
Total stockholders’ equity	1,070,976	779,297

Total liabilities and stockholders’ equity	$1,810,206	$1,439,784

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue
School uniform sales	$45,097	$107,195	$111,393	$205,393
Promotional sales	1,006,883	882,434	1,821,369	1,309,710
Total revenue	1,051,980	989,629	1,932,762	1,515,103

Operating expenses
Direct costs of revenue	426,874	418,468	997,223	626,897
General and administrative	480,929	317,112	789,796	615,146
Stock-based compensation	78,125	131,250	113,125	141,875
Marketing and selling	63,281	37,944	88,540	77,081

Total operating expenses	1,049,209	904,774	1,988,684	1,460,999

Operating income (loss)	2,771	84,855	(55,922)	54,104

Other income (expense)
Change in fair value of embedded conversion feature	4,546	(19,883)	(6,371)	(7,431)
Interest income (expense)	(163)	16,563	(163)	(9,364)

Total other income (expense)	4,383	(3,320)	(6,534)	(16,795)

Income (loss) before tax provision	7,154	81,535	(62,456)	37,309

Net income (loss) from continuing operations	7,154	81,535	(62,456)	37,309

Net income (loss) from discontinued operations	-	(2,955)	96,635	(8,970)

Net income (loss)	$7,154	$78,580	$34,179	$28,339

Net income (loss) per share for continuing operations - basic	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share for continuing operations - diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
- basic	139,265,055	131,115,304	138,555,989	131,115,304
- diluted	164,776,328	182,082,000	164,067,262	181,427,304

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statement of Shareholders’ Equity

June 30, 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2018	2,000,000	$2,000	128,020,000	$128,020	$427,880	$(273,882)	$284,018

Common stock issued for services	-	-	3,750,000	3,750	275,625	-	279,375
Net income for continuing operations for the period ended June 30, 2019	-	-	-	-	-	28,339	28,339
Balance at June 30, 2019	2,000,000	$2,000	131,770,000	$131,770	$703,505	$(245,543)	$591,732

Balance at December 31, 2019	2,000,000	$2,000	136,270,000	$136,270	$539,629	$101,398	$779,297
Common stock issued for services			4,650,000	4,650	252,850	-	257,500
Net income for continuing operations for the period ended June 30, 2020	-	-	-	-	-	34,179	34,179
Balance at June 30, 2020	2,000,000	$2,000	140,920,000	$140,920	$792,479	$135,577	$1,070,976

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2020	2019
Cash flows from operating activities:
Net income (loss) from continuing operations	$34,179	$28,339
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	33,638	23,637
Amortization of discount	-	16,548
Issuance of common stock for services	113,125	279,375
Bad debt expense	1,070	5,136
Gain on disposal of ADM Enterprises, Inc.	(96,635)	-
Forgiveness of debt	-	-
Change in derivative liability	6,371	7,431
Changes in operating assets and liabilities:
Accounts receivable	(162,521)	(23,625)
Inventory	(87,758)	(224,448)
Prepaid expenses and other assets	1,816	(24,809)
Accounts payable	71,643	(20,551)
Accounts payable to related party	-	(50,401)
Accrued expenses	(40,629)	7,286
Net cash provided by (used in) operating activities	(125,701)	23,918

Cash flows used in investing activities
Disposal of ADM Enterprises, Inc.	(12,759)	-
Net cash used in investing activities	(12,759)	-

Cash flows provided by (used in) financing activities:
Proceeds from notes payable	179,495	-
Repayments on notes payable	-	(2,474)
Repayments on capitalized leases	-	(16,012)
Net cash provided by (used in) financing activities	179,495	(18,486)

Net increase (decrease) in cash	41,035	5,432

Cash at beginning of period	275,422	29,772
Included in discontinued operations	12,758	1,427
Adjusted cash and cash equivalents at beginning of period	288,180	31,199

Cash at end of period	$329,215	$36,631

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$105
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivatives liability	$6,371	$7,431

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2020

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

The unaudited financial statements of the Company for the six month periods ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2020. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at June 30, 2020. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company had no cash equivalents. Included in assets attributable to discontinued operations is $0 and $12,758 of cash as of June 30, 2020 and December 31, 2019, respectively.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had an allowance at June 30, 2020 and December 31, 2019 of $0. The Company had bad debt expense of $1,070 and $5,136 for the six months ended June 30, 2020 and 2019, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $226,451 and $138,693 as of June 30, 2020 and December 31, 2019, respectively.

Three vendors accounted for approximately 68% of inventory purchases during the six months ended June 30, 2020, respectively. These same vendors made up 0% and 0% of our accounts payable as of June 30, 2020 and December 31, 2019, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2019 or 2020 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2020 and December 31, 2019.

Revenue Recognition

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery of the product to our customer. When merchandise is shipped to our guests, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the guest has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfilment activities and are included in net sales with the corresponding costs recorded in cost of sales.

We provided consulting services from our discontinued operations which were minimal for the six months ended June 30, 2019.

Cost of Sales

Cost of sales includes the actual cost of merchandise sold and services performed; the cost of transportation of merchandise from vendors to our distribution network, stores, or customers; shipping and handling costs from our stores or distribution network to customers; and the operating cost and depreciation of our sourcing and distribution network and online fulfilment centers.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the six months ended June 30, 2020 and 2019:

	For the Six Months ended
	June 30,
	2020	2019
Basic earnings per common share
Numerator:
Net earnings (loss) available to common shareholders	$34,179	$28,339
Denominator:
Weighted average common shares outstanding	138,555,989	131,115,304

Basic earnings (loss) per common share	$0.00	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$34,179	$28,339
Add convertible debt interest	-	25,849
Net income (loss) available to common shareholders	$34,179	$54,188
Denominator:
Weighted average common shares outstanding	138,555,989	131,115,304
Preferred shares	20,000,000	20,000,000
Convertible debt	5,511,273	30,312,000
Adjusted weighted average common shares outstanding	164,067,262	181,427,304

Diluted earnings (loss) per common share	$0.00	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2020 and December 31, 2019. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended June 30, 2020 and 2019.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of June 30, 2020 and December 31, 2019.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net income of $34,179 and cash used in operating activities of $125,701 for the six months ended June 30, 2020. As of June 30, 2020, the Company had a working capital surplus of $304,554, and retained earnings of $135,577. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 28, 2020, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the six months ended June 30, 2020 and 2019, the Company paid $4,236 and $10,382, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2021.

During the six months ended June 30, 2020 and 2019, the Company paid $0 and $0 for the uniform supply agreement, respectively.

NOTE 5 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Equipment	$368,868	$368,868
Autos and trucks	72,898	72,898
Less: accumulated depreciation	(258,030)	(224,393)
Property and equipment, net	$183,736	$217,373

Depreciation expense for the six months ended June 30, 2020 and 2019 was $33,638 and $23,637, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The funding was in tranches whereby the Company assumed the first tranche of $48,697. The Company received the remaining tranches totaling $57,395 during the year ended December 31, 2018. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The Company recorded interest expense of $0 during the six months ended June 30, 2020.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of June 30, 2020, the convertible debt would convert to 5,511,273 common shares.

The note balance was $106,092 as of June 30, 2020 and December 31, 2019.

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

The derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt, with a risk-free rate of 0.17% and volatility of 100% as of June 30, 2020. Included in Derivative Income in the accompanying unaudited consolidated statements of operations is expense arising from the change in fair value of the derivatives of $6,371 during the six months ended June 30, 2020.

Notes Payable

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

NOTE 8 – ACCRUED EXPENSES

The Company had total accrued expenses of $156,971 and $201,790 as of June 30, 2020 and December 31, 2019, respectively. See breakdown below of accrued expenses as follows:

	June 30, 2020	December 31, 2019
Credit cards payable	$36,161	$75,301
Accrued interest	53,046	53,046
Other accrued expenses	67,764	73,443
	$156,971	$201,790

NOTE 9 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month to month lease, is currently $6,500. The Company incurred lease expense of $39,000 and $39,000, respectively, to M & M for the six months ended June 30, 2020 and 2019, respectively.

The Company has accounts payable to M&M of $0 and $0 as of June 30, 2020 and December 31, 2019, respectively. The accounts payable is for unpaid lease obligations and products the Company purchased from M&M during the six months ended June 30, 2020 and 2019, respectively. The Company purchased approximately $0 and $14,060, respectively. M&M marks up their sales to JRP by 10%.

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

In April 2020, Marc Johnson advanced $40,000 to the Company. The advance was repaid in May 2020.

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

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to a former officer’s family member. On January 9, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $0 for the six months ended June 30, 2020 and $112,500 as of June 30, 2019. In 2020 the Company issued 4,500,000 shares of common stock related to the current and prior agreements.

On February 28, 2019, the Company entered into a consulting agreement for financial services and business development for a term of six months and issued 1,500,000 common shares earned on a monthly basis. On February 28, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $0 for the six months ended June 30, 2020 and $25,000 as of June 30, 2019.

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

On May 30, 2020, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on the date of issuance.

NOTE 10 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 140,920,000 and 136,920,000 outstanding shares of common stock at June 30, 2020 and December 31, 2019, respectively. There were 2,000,000 outstanding shares of preferred stock as of June 30, 2020 and December 31, 2019, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. On January 9, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $0 for the six months ended June 30, 2020 and $112,500 as of June 30, 2019. In 2020 the Company issued 4,500,000 shares of common stock related to the current and prior agreements.

On January 28, 2019, the Company entered into a consulting agreement for 6 months and agreed to issue 1,500,000 common shares vesting on a monthly basis. The shares were issued on February 28, 2019. The Company incurred stock compensation expense of $0 for the six months ended June 30, 2020 and $25,000 as of June 30, 2019.

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

On April 24, 2020, the Company entered into a consulting agreement for financial services and agreed to issue 650,000 shares of common stock. The shares were valued at $65,000 and were expensed.

On May 30, 2020, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on the date of issuance. The Company will amortize the stock compensation on a monthly basis in the amount of $13,125. As of June 30, 2020, the Company has recorded an expense of $13,125.

NOTE 11 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the six months ended June 30, 2020, one customer made up 55% of revenues and for the six months ended June 30, 2019 one customer made up 19% of revenues, respectively. Three customers accounted for 63% of accounts receivable as of June 30, 2020. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2019.

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

The Company has approximately 6,000 square feet of space in Arlington, Texas which serves as an academic showroom, pursuant to a lease that expired on June 1, 2020. The Company is leasing this space on a month-to-month basis beginning June 1, 2020.

As of June 30, 2020, the operating lease right-of-use assets and operating lease liabilities were $0. Operating lease expense during the six months ended June 30, 2020 was $35,961 and was included as part of operating expenses.

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

For the Six Months Ended June 30,

(unaudited)

	2020	2019
Revenue	$-	$30,738
Direct costs of revenue		6,117
General and administrative		33,591
Loss from operations		(8,970)
Gain on disposal	96,635
Net income (loss)	$96,635	$(8,970)

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

On July 28, 2020, Just Right Products, Inc., a wholly owned subsidiary of ADM Endeavors, Inc. (collectively, the “Company”) entered into an asset purchase agreement (the “APA”) with M&M Real Estate, Inc. (“M&M”). M&M is owned by Marc Johnson, the Company’s CEO, CFO and Chairman. The Company utilized the APA to acquire 10.4 acres of land with a cost basis of $498,000 from M&M. It is anticipated that this land will be used this year for the construction of the Company’s corporate office and expanded operational facilities. The Company compensated M&M in the amount of 22,232,143 shares of common stock of the Company.

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

For the Three Months Ended June 30, 2020 and 2019

Revenues

Our revenue was $1,051,980 for the three months ended June 30, 2020, compared to $989,629 for the three months ended June 30, 2019 for continuing operations, resulting in an increase of $62,351, or 6.3%. The increase is primarily due to growth in the business through the use of a new marketing technique and the conversion of products to adapt for the effect of COVID-19.

Operating Expenses

Direct costs of revenues were $426,874 and $418,468 (for continuing operations) for the three months ended June 30, 2020 and 2019, respectively, resulting in an increase of $8,406, or 2.0% due to the increase in revenue which is the result of a new marketing technique and the effect of the conversion of products to adapt for the effect of COVID-19. The gross margin increased from 57.7% as of June 30, 2019 to 59.4% as of June 30, 2020. The increase is related to the growth in revenues.

For the three months ended June 30, 2020, our general and administrative expenses and marketing and selling expenses were $622,335 compared to $486,306 for continuing operations for the three months ended June 30, 2019, resulting in an increase of $136,029 or 28.0%. The increase was primarily due to the increase of general and administrative expenses from $317,112 to $480,929 offset by the decrease in stock-based compensation from $131,250 to $78,125.

As a result, net income from continuing operations was $7,154 for the three months ended June 30, 2020, compared to net income for continuing operations of $81,535 for the three months ended June 30, 2019.

For the Six Months Ended June 30, 2020 and 2019

Revenues

Our revenue was $1,932,762 for the six months ended June 30, 2020, compared to $1,515,103 for the six months ended June 30, 2019 for continuing operations, resulting in an increase of $417,659, or 27.6%. The increase is primarily due to growth in the business through the use of a new marketing technique and the effect of the conversion of products to adapt for the effect of COVID-19.

Operating Expenses

Direct costs of revenues were $997,223 and $626,897 (for continuing operations) for the six months ended June 30, 2020 and 2019, respectively, resulting in an increase of $370,326, or 59.1% due to the increase in revenue which is the result of a new marketing technique and the effect of the conversion of products to adapt for the effect of COVID-19. The gross margin decreased from 58.6% as of June 30, 2019 to 48.4% as of June 30, 2020. The decrease is related to the increase in revenues and the increase in direct costs of revenue as a higher percent of revenue.

For the six months ended June 30, 2020, our general and administrative expenses and marketing and selling expenses were $991,461 compared to $834,102 for continuing operations for the six months ended June 30, 2019, resulting in an increase of $157,359 or 18.9%. The increase is primarily due to the increase in general and administrative expenses from $615,146 to $789,796 offset by the decrease in stock-based compensation of approximately $113,125 from $141,875 for the six months ended June 30, 2020 and 2019, respectively.

As a result, net loss from continuing operations was $62,456 for the six months ended June 30, 2020, compared to net income for continuing operations of $37,309 for the six months ended June 30, 2019.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2020 compared to the six months ended June 30, 2019

We had cash used in operations of $125,701 for the six months ended June 30, 2020, compared to cash provided by operations of $23,918 for the six months ended June 30, 2019. The decrease in positive cash flow from operating activities for the six months ended June 30, 2020 is attributable to the Company paying down accruals and payables. Cash provided by operations for the six months ended June 30, 2019 is attributable to the Company’s decrease in accounts payable.

We had cash used in investing activities of $12,759 for the six months ended June 30, 2020 and $0 for the six months ended June 30, 2019.

We had cash provided by financing activities of $179,495 for the six months ended June 30, 2020, compared to cash used in $18,486 for the same period in 2019.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net income of $34,179 for the six months ended June 30, 2020, and had cash used in operating activities of $125,701 for the six months ended June 30, 2020. The Company had working capital surplus and retained earnings of $304,554 and $135,577, respectively, as of June 30, 2020. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ending June 30, 2020, the Company issued no unregistered securities except as follows:

On April 24, 2020, the Company entered into a consulting agreement for financial services and issued 650,000 shares of common stock.

On May 30, 2020, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On July 28, 2020, Just Right Products, Inc., a wholly owned subsidiary of ADM Endeavors, Inc. (collectively, the “Company”) entered into an asset purchase agreement (the “APA”) with M&M Real Estate, Inc. (“M&M”). M&M is owned by Marc Johnson, the Company’s CEO, CFO and Chairman. The Company utilized the APA to acquire 10.4 acres of land with a cost basis of $498,000 from M&M. It is anticipated that this land will be used this year for the construction of the Company’s corporate office and expanded operational facilities. The Company compensated M&M in the amount of 22,232,143 shares of common stock of the Company.

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

ADM ENDEAVORS, INC.

Dated: July 30, 2020		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

