Form 10-Q
period 2020-09-30
ADM ENDEAVORS, INC.
filed 2020-10-26
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-56047

ADM ENDEAVORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0459323
(State of incorporation)	(I.R.S. Employer Identification No.)

5941 Posey Lane

Haltom City, Texas 76117

(Address of principal executive offices)

(701) 226-9058

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[X]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of October 22, 2020, there were 163,652,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$303,613	$275,422
Accounts receivable, net	297,502	76,200
Inventory	205,145	138,693
Prepaid expense	130,272	-
Other receivable	3,190	1,816
Deposits	10,000	-
Assets attributable to discontinued operations	-	13,175
Total current assets	949,722	505,305

Fixed assets, net	664,917	217,373
Operating lease right of use asset	-	28,328
Goodwill	688,778	688,778

Total assets	$2,303,417	$1,439,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable	$179,495	$-
Operating lease obligation, current portion	-	28,328
Accounts payable	94,388	19,257
Accrued expenses	134,923	201,790
Liabilities attributable to discontinued operations	-	107,556
Derivative liabilities	199,657	197,464

Total current liabilities	608,463	554,395

Non-current liabilities
Convertible note payable, net of discounts	106,092	106,092
Total non-current liabilities	106,092	106,092

Total liabilities	714,555	660,487

Commitments and contingencies (see Note 4)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 and 2,000,000 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 163,652,143 and 136,270,000 shares issued, issuable, and outstanding at September 30, 2020 and December 31, 2019, respectively	163,652	136,270
Additional paid-in capital	1,307,747	539,629
Retained earnings	115,463	101,398
Total stockholders’ equity	1,588,862	779,297

Total liabilities and stockholders’ equity	$2,303,417	$1,439,784

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue
School uniform sales	$387,852	$844,720	$499,245	$1,050,113
Promotional sales	1,202,605	564,683	3,023,974	1,874,634
Total revenue	1,590,457	1,409,403	3,523,219	2,924,506

Operating expenses
Direct costs of revenue	1,036,336	954,343	2,033,559	1,581,240
General and administrative	479,371	397,546	1,269,167	1,012,692
Stock-based compensation	39,375	176,875	152,500	318,750
Marketing and selling	38,370	35,291	126,910	112,372

Total operating expenses	1,593,452	1,564,055	3,582,136	3,025,054

Operating income (loss)	(2,995)	(154,652)	(58,917)	(100,548)

Other income (expense)
Change in fair value of embedded conversion feature	4,178	4,604	(2,193)	(2,827)
Gain on insurance settlement	10,000	-	10,000	-
Interest income (expense)	(28)	(12)	(191)	(9,376)

Total other income (expense)	14,150	4,592	7,616	(12,203)

Income (loss) before tax provision	11,155	(150,060)	(51,301)	(112,751)

Provision for income taxes	31,269	-	31,269	-

Net income (loss) from continuing operations	(20,114)	(150,060)	(82,570)	(112,751)

Net income (loss) from discontinued operations	-	28,007	96,635	19,037

Net income (loss)	$(20,114)	$(122,053)	$14,065	$(93,714)

Net income (loss) per share for continuing operations - basic	$(0.00)	$0.00	$0.00	$(0.00)
Net income (loss) per share for continuing operations - diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding
- basic	156,418,447	131,770,000	144,553,603	131,335,934
- diluted	181,897,112	131,770,000	170,064,876	131,335,934

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statement of Shareholders’ Equity

September 30, 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2018	2,000,000	$2,000	128,020,000	$128,020	$427,880	$(273,882)	$284,018
Common stock issued for services	-	-	3,750,000	3,750	371,250	-	375,000
Net income for continuing operations for the period ended September 30, 2019	-	-	-	-	-	(93,714)	(93,714)
Balance at September 30, 2019	2,000,000	$2,000	131,770,000	$131,770	$799,130	$(367,596)	$565,304

Balance at December 31, 2019	2,000,000	$2,000	136,270,000	$136,270	$539,629	$101,398	$779,297
Common stock issued for services			4,650,000	4,650	252,850	-	257,500
Common stock issued for land			22,232,143	22,232	475,768	-	498,000
Common stock for legal			500,000	500	39,500		40,000
Net income for continuing operations for the period ended September 30, 2020	-	-	-	-	-	14,065	14,065
Balance at September 30, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$115,463	$1,588,862

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2020	2019
Cash flows from operating activities:
Net income (loss) from continuing operations	$14,065	$(93,714)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	50,457	35,456
Amortization of discount	-	16,546
Issuance of common stock for services	153,125	318,750
Bad debt expense	5,106	5,336
Gain on disposal of ADM Enterprises, Inc.	(96,635)	-
Change in derivative liability	2,193	2,827
Changes in operating assets and liabilities:
Accounts receivable	(226,408)	(20,504)
Inventory	(66,452)	24,491
Prepaid expenses and other assets	2,729	1,548
Accounts payable	72,876	(32,968)
Accounts payable to related party	-	(50,401)
Accrued expenses	(62,359)	(29,529)
Net cash provided by (used in) operating activities	(151,303)	177,838

Cash flows used in investing activities
Disposal of ADM Enterprises, Inc.	(12,759)	-
Net cash used in investing activities	(12,759)	-

Cash flows provided by (used in) financing activities:
Proceeds from notes payable	179,495	-
Repayments on notes payable	-	(3,711)
Repayments on capitalized leases	-	(24,017)
Net cash provided by (used in) financing activities	179,495	(27,728)

Net increase (decrease) in cash	15,433	150,110

Cash at beginning of period	288,180	29,772
Included in discontinued operations	-	1,427
Adjusted cash and cash equivalents at beginning of period	288,180	31,199

Cash at end of period	$303,613	$181,309

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$280

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivatives liability	$2,193	$2,827
Common stock issued for acquisition of land	$498,000	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2020

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

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises (the “Disposed Company”). The Company has reached a settlement with Ardell Mees to provide him with the assets of the Disposed Company and in exchange, Mr. Mees will assume all liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees indemnified the Company for any liabilities of the Disposed Company.

The Company has been affected negatively by COVID-19 as a significant portion of the Company’s sales are for school uniforms which, due to COVID-19 and the closing of schools nationwide, should have a negative impact on the Company’s financials. Additionally, the Company experienced delivery delays during the first quarter of 2020 due to slowed production in China due to COVID-19, but management does not expect this will significantly impact gross sales due to the diverse growth the Company is experiencing.

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

The unaudited consolidated financial statements of the Company for the nine month periods ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2020. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at September 30, 2020. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had no cash equivalents. Included in assets attributable to discontinued operations is $0 and $12,758 of cash as of September 30, 2020 and December 31, 2019, respectively.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had an allowance at September 30, 2020 and December 31, 2019 of $0. The Company had bad debt expense of $5,106 and $5,336 for the nine months ended September 30, 2020 and 2019, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $205,145 and $138,693 as of September 30, 2020 and December 31, 2019, respectively.

Two vendors accounted for approximately 37% of inventory purchases during the nine months ended September 30, 2020. Three vendors accounted for approximately 42% of inventory purchases during the nine months ended September 30, 2019. These same vendors made up 34% and 0% of our accounts payable as of September 30, 2020 and December 31, 2019, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2020 and December 31, 2019.

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

We provided consulting services from our discontinued operations which were minimal for the nine months ended September 30, 2019.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the nine months ended September 30, 2020 and 2019:

	For the Nine months ended
	September 30,
	2020	2019
Basic earnings per common share
Numerator:
Net earnings (loss) available to common shareholders	$14,065	$(93,714)
Denominator:
Weighted average common shares outstanding	144,553,603	131,335,934

Basic earnings (loss) per common share	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$14,065	$(93,714)
Add convertible debt interest	-	-
Net income (loss) available to common shareholders	$14,065	$(93,714)
Denominator:
Weighted average common shares outstanding	144,553,603	131,335,934
Preferred shares	20,000,000	-
Convertible debt	5,511,273	-
Adjusted weighted average common shares outstanding	170,064,876	131,335,934

Diluted earnings (loss) per common share	$0.00	$(0.00)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2020 and December 31, 2019. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended September 30, 2020 and 2019.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of September 30, 2020 and December 31, 2019.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net income of $14,065 and cash used in operating activities of $151,303 for the nine months ended September 30, 2020. As of September 30, 2020, the Company had a working capital surplus of $341,259, and retained earnings of $115,463. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 22, 2020, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the nine months ended September 30, 2020 and 2019, the Company paid $16,076 and $49,699, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school each school year. The agreement is for each school year ending through May 31, 2021.

During the nine months ended September 30, 2020 and 2019, the Company paid $0 and $16,618 for the uniform supply agreement, respectively.

NOTE 5 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Equipment	$368,868	$368,868
Autos and trucks	72,898	72,898
Land	498,000	-
Less: accumulated depreciation	(274,849)	(224,393)
Property and equipment, net	$664,917	$217,373

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $50,547 and $35,456, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The funding was in tranches whereby the Company assumed the first tranche of $48,697. The Company received the remaining tranches totaling $57,395 during the year ended December 31, 2018. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The Company recorded interest expense of $0 during the nine months ended September 30, 2020.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of September 30, 2020, the convertible debt would convert to 5,511,273 common shares.

The note balance was $106,092 as of September 30, 2020 and December 31, 2019.

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

The derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt, with a risk-free rate of 0.17% and volatility of 100% as of September 30, 2020. Included in Derivative Income in the accompanying unaudited consolidated statements of operations is expense arising from the change in fair value of the derivatives of $2,193 during the nine months ended September 30, 2020.

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

NOTE 7 – FINANCE LEASES

On November 17, 2016, the Company obtained a finance lease for equipment. Payments were $2,667 per month for three years and the lease was paid off in 2019.

NOTE 8 – ACCRUED EXPENSES

The Company had total accrued expenses of $148,067 and $201,790 as of September 30, 2020 and December 31, 2019, respectively. See breakdown below of accrued expenses as follows:

	September 30, 2020	December 31, 2019
Credit cards payable	$(2,587)	$75,301
Accrued interest	53,046	53,046
Other accrued expenses	84,464	73,443
	$134,923	$201,790

NOTE 9 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month to month lease, is currently $6,500. The Company incurred lease expense of $58,500 and $58,500, respectively, to M & M for the nine months ended September 30, 2020 and 2019, respectively.

The Company has accounts payable to M&M of $0 and $0 as of September 30, 2020 and December 31, 2019, respectively. The accounts payable is for unpaid lease obligations and products the Company purchased from M&M during the nine months ended September 30, 2020 and 2019, respectively. The Company purchased approximately $0 and $14,060, respectively. M&M marks up their sales to JRP by 10%.

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

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to a former officer’s family member. On January 9, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $0 for the nine months ended September 30, 2020 and $112,500 as of September 30, 2019. In 2020 the Company issued 4,500,000 shares of common stock related to the current and prior agreements.

On February 28, 2019, the Company entered into a consulting agreement for financial services and business development for a term of nine months and issued 1,500,000 common shares earned on a monthly basis. On February 28, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $0 for the nine months ended September 30, 2020 and $25,000 as of September 30, 2019.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 163,652,143 and 136,920,000 outstanding shares of common stock at September 30, 2020 and December 31, 2019, respectively. There were 2,000,000 outstanding shares of preferred stock as of September 30, 2020 and December 31, 2019, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. On January 9, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $0 for the nine months ended September 30, 2020 and $112,500 as of September 30, 2019. In 2020 the Company issued 4,500,000 shares of common stock related to the current and prior agreements.

On January 28, 2019, the Company entered into a consulting agreement for 6 months and agreed to issue 1,500,000 common shares vesting on a monthly basis. The shares were issued on February 28, 2019. The Company incurred stock compensation expense of $0 for the nine months ended September 30, 2020 and $25,000 as of September 30, 2019.

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

On May 30, 2020, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on the date of issuance. The Company will amortize the stock compensation on a monthly basis in the amount of $13,125. As of September 30, 2020, the Company has recorded an expense of $52,500.

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

On September 24, 2020, the Company issued 500,000 shares of common stock to legal counsel for services. The shares were valued at $40,000 and were expensed.

NOTE 11 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the nine months ended September 30, 2020, one customer made up 52% of revenues and for the nine months ended September 30, 2019 two customers made up 54% of revenues, respectively. One customer accounted for 64% of accounts receivable as of September 30, 2020. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2019.

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

As of September 30, 2020, the operating lease right-of-use assets and operating lease liabilities were $0. Operating lease expense during the nine months ended September 30, 2020 was $35,961 and was included as part of operating expenses.

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

For the Nine Months Ended September 30,

(unaudited)

	2020	2019
Revenue	$-	$81,841
Direct costs of revenue		9,999
General and administrative		52,805
Income from operations		19,037
Gain on disposal	96,635
Net income	$96,635	$19,037

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

On October 16, 2020, the Company acquired 7.5 acres of land adjacent to the current land acquired previously to facilitate the space for long-term growth and infrastructure. The purchase price for the land was $465,000 paid in cash and a note payable of $372,000. The note bears interest at 5% and is payable in full on October 16, 2021.

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

For the Three Months Ended September 30, 2020 and 2019

Revenues

Our revenue was $1,590,457 for the three months ended September 30, 2020, compared to $1,409,403 for the three months ended September 30, 2019 for continuing operations, resulting in an increase of $181,054, or 12.8%. The increase is primarily due to growth in the business through the use of a new marketing technique and the conversion of products to adapt for the effect of COVID-19.

Operating Expenses

Direct costs of revenues were $1,036,336 and $954,343 (for continuing operations) for the three months ended September 30, 2020 and 2019, respectively, resulting in an increase of $81,993, or 8.67% due to the increase in revenue which is the result of a new marketing technique and the effect of the conversion of products to adapt for the effect of COVID-19. The gross margin increased from 32.3% as of September 30, 2019 to 34.8% as of September 30, 2020. The increase is related to the growth in revenues.

For the three months ended September 30, 2020, our general and administrative expenses and marketing and selling expenses were $557,116 compared to $609,712 for continuing operations for the three months ended September 30, 2019, resulting in a decrease of $52,596 or 8.6%. The increase was primarily due to the increase of general and administrative expenses from $397,546 to $479,371 offset by the decrease in stock-based compensation from $176,875 to $39,375.

As a result, net loss from continuing operations was $20,114 for the three months ended September 30, 2020, compared to net loss for continuing operations of $150,060 for the three months ended September 30, 2019.

For the Nine Months Ended September 30, 2020 and 2019

Revenues

Our revenue was $3,523,219 for the nine months ended September 30, 2020, compared to $2,924,506 for the nine months ended September 30, 2019 for continuing operations, resulting in an increase of $598,713, or 20.5%. The increase is primarily due to growth in the business through the use of a new marketing technique and the effect of the conversion of products to adapt for the effect of COVID-19.

Operating Expenses

Direct costs of revenues were $2,033,559 and $1,581,240 (for continuing operations) for the nine months ended September 30, 2020 and 2019, respectively, resulting in an increase of $452,319, or 28.6% due to the increase in revenue which is the result of a new marketing technique and the effect of the conversion of products to adapt for the effect of COVID-19. The gross margin decreased from 45.9% as of September 30, 2019 to 42.3% as of September 30, 2020. The decrease is related to the increase in revenues and the increase in direct costs of revenue as a higher percent of revenue.

For the nine months ended September 30, 2020, our general and administrative expenses and marketing and selling expenses were $1,548,577 compared to $1,443,814 for continuing operations for the nine months ended September 30, 2019, resulting in an increase of $104,763 or 7.3%. The increase is primarily due to the increase in general and administrative expenses from $1,269,167 to $1,012,692 offset by the decrease in stock-based compensation of approximately $152,500 from $318,750 for the nine months ended September 30, 2020 and 2019, respectively.

As a result, net loss from continuing operations was $82,570 for the nine months ended September 30, 2020, compared to net loss for continuing operations of $112,751 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

We had cash used in operations of $151,303 for the nine months ended September 30, 2020, compared to cash provided by operations of $177,838 for the nine months ended September 30, 2019. The decrease in positive cash flow from operating activities for the nine months ended September 30, 2020 is attributable to the increase of receivables. Cash provided by operations for the nine months ended September 30, 2019 is attributable to the Company’s decrease in accounts payable.

We had cash used in investing activities of $12,759 for the nine months ended September 30, 2020 and $0 for the nine months ended September 30, 2019.

We had cash provided by financing activities of $179,495 for the nine months ended September 30, 2020, compared to cash used in $27,728 for the same period in 2019.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net income of $14,065 for the nine months ended September 30, 2020, and had cash used in operating activities of $151,303 for the nine months ended September 30, 2020. The Company had working capital surplus and retained earnings of $341,259 and $115,463, respectively, as of September 30, 2020. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 24, 2020, the Company issued 500,000 shares to our legal counsel for services rendered valued at $40,000. The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Non.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013).
31.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

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

ADM ENDEAVORS, INC.

Dated: October 26, 2020		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

