Form 10-K
period 2020-12-31
ADM ENDEAVORS, INC.
filed 2021-03-24
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2020

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

(817) 840-6271

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020: 78,063,793

As of March 19, 2021, the issuer had 163,652,143 shares of its common stock issued and outstanding.

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

The Screen Printing Department utilizes its 5 screen printing machines to print garments and other fabric items. The department can produce over 8,000 units per day. There are two types of orders, as follows: 1) Retail – where printing is done on purchased products, and 2) Contract printing – performed on wholesale customer provided products. Retail sales printing is more profitable whereas contract printing is less profitable but is beneficial at maximizing production capacity. Just Right Products is currently operating at approximately 70% of capacity with its current equipment therefore, growth without additional equipment is feasible.

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

The Import Department sources products for retail and wholesale customers. We shifted some import operations from China to Pakistan. We also have fluent Arabic, Spanish, and Hindi speakers. We are also looking at India as a possible source to replace China sourced products. The Import Division is a significant asset as it allows the Company to meet customers’ demands with flexible delivery times.

The Uniform Division sells uniforms to businesses, schools and municipalities. Our advantages over our competition are in-house production and international sourcing and the ability to process the seasonal demands of the uniform business. This division is able to draw labor from other departments during peak demands thereby reducing the labor expense traditionally required to facilitate this type of seasonal business.

The Company believes the SEO/Web department is the key to future growth. The Company has seen that customers tend to go online as their first source when our products are needed. Due to this trend, the Company is focusing approximately 80% of our advertising budget to maintain and grow our online presence.

The Company reports its businesses under the following SIC Code: 7319, Advertising-Promotional.

Competition

Just Right Products, Inc.

According to Promotional Products Association International (“PPAI”), in the past five years the United States promotional products industry expanded greatly, with annual revenues of over $23 billion and growth of over 3% per year, the industry employs over 250,000 people in over 26,000 businesses. Similar to other advertising industries over the period, the growing economy fostered healthy consumer spending, so businesses respond by increasing expenditures on advertisements to capture the attention of shoppers and downstream clients. In addition, an increase in the total number of US businesses added to the industry’s potential pool of clientele, as new companies often use promotional products to endorse their business, product or service. Over the next five years, we anticipate continued growth in corporate profit and total advertising expenditure will boost industry demand, compelling companies to spend more on promotional products.

Every single consumer for every single product is a potential recipient of branded promotional products. Countless thousands of promotional products have a far greater reaching impact than most people might think, considering the following facts: (source; PPAI)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company currently maintains its corporate office at 5941 Posey Lane, Haltom City, TX 76117. Our telephone number is (817) 840-6271. The Company’s operation has approximately 17,000 square feet in area and is leased at a cost of approximately $6,500 per month. The lease, which is on a month to month basis, is with a company owned by an officer and director of the Company.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Holders

As of December 31, 2020, there were 163,652,143 shares of common stock issued, issuable, and outstanding, held by 62 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

On June 5, 2013, the Company designated 80,000,000 preferred shares as Series A Convertible Preferred Stock which has the voting power equal to 100 common shares per each share of preferred stock. Each Series A Convertible Preferred Stock is convertible into 10 common shares at any time by the holder. As of December 31, 2020, there are 2,000,000 preferred shares outstanding.

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

Current and Planned Operations

Just Right Products, Inc.

Since 2016 Just Right Products, Inc.’s annual revenues have been growing at approximately 16% per year, we anticipate this continued growth rate as all production departments currently have more equipment which currently exceeds the workload potential of the employees. This gives Just Right Products the ability for expansion in revenue with the hiring of additional employees, and/or having the luxury of having backup equipment eliminating down time and the ability to perform large jobs with the help of part-time employees. The additional equipment is also part of a long-term expansion plan for the Company. M&M purchased 10 acres of raw land which will be used for expansion of the Company. The goal is to move the entire operation upon completion of a new facility.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2020 TO THE YEAR ENDED DECEMBER 31, 2019

Results of Operations

Revenue

For the year ended December 31, 2020, the Company had revenues of $5,037,518 compared to $3,821,106 for the same period in 2019 from continuing operations. The increase in revenue of $1,216,412, or 31.8%, is primarily due to growth in the business through the use of a new marketing technique and the effect of the conversion of products to adapt for the effect of COVID-19.

Cost of Revenues

The cost of revenues for the year ended December 31, 2020 was $3,043,512 compared to $2,042,422 for the same period in 2019. Cost of revenues for 2020 was 60.4% of revenue compared to 53.5% of revenue for 2019. The primary cause of the increase as a percentage of revenue was due to higher revenue resulting from a new marketing technique and the effect of the conversion of products to adapt for the effect of COVID-19.

Operating Expenses

The general and administrative expenses were $1,914,947 for the year ended December 31, 2020 compared to $1,357,256 for the same period in 2019. The increase in 2020 in general and administrative expenses was approximately 41.1% primarily due to operational growth.

The marketing and selling expenses were $200,296 for the year ended December 31, 2020 compared to $149,494 for the same period in 2019. The increase in 2020 in marketing and selling expenses was approximately 34.0% primarily due to new marketing technique.

Net Income (Loss) From Continuing Operations

The net loss from continuing operations for the year ended December 31, 2020 was $119,922 compared to net income from continuing operations of $231,663 for the same period in 2019.

Discontinued Operations

The net income from discontinued operations for the year ended December 31, 2020 was $96,635 compared to $143,617 for the same period in 2019. The majority of the net income from discontinued operations in 2020 is the gain on disposal of ADM Enterprises, Inc.

Liquidity and Capital Resources

General

At December 31, 2020, we had cash of $277,364. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our cash used in operating activities of $59,300 for the year ended December 31, 2020, and we had $330,829 of cash provided by operations during the same period in 2019.

Cash used in investing activities during the year ended December 31, 2020, was $113,214 compared to $42,217 during the same period in 2019.

Cash provided by our financing activities was $161,698 for the year ended December 31, 2020, compared to cash used of $31,631 during the comparable period in 2019.

As of December 31, 2020, current liabilities exceeded current assets by $257,821, of which $222,712 of current liabilities was related to derivative liabilities. Current assets for continuing operations increased from $492,130 at December 31, 2019 to $772,470 at December 31, 2020 whereas current liabilities for continuing operations increased from $446,839 at December 31, 2019 to $1,030,291 at December 31, 2020.

	For the years ended
	December 31,
	2020	2019

Cash provided by (used in) operating activities	$(59,300)	$330,829
Cash used in investing activities	(113,214)	(42,217)
Cash provided by (used in) financing activities	161,698	(31,631)

Net changes to cash	$(10,816)	$256,981

Going Concern

The Company has a net loss from continuing operations for the year ended December 31, 2020 of $119,922 and a working capital deficit as of December 31, 2020 of $257,821 and has cash used in operations of $59,300 for the year ended December 31, 2020. The Company’s continuation as a going concern is dependent upon its ability to generate revenues to sustain its current level of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon its ability to generate revenues to sustain its current level of operations. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Should the Company not be successful in generating revenues to sustain its current level of operations, the Company would need to seek additional funding, curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

We provide consulting services which were minimal for the years ended December 31, 2019. These revenues are included in discontinued operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Endeavors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Endeavors, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s need for additional financing in order to fund its operations in 2021 raise substantial doubt about its ability to continue as a going concern. These 2020 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ PWR CPA, LLP

Houston, Texas

We have served as the Company’s auditor since 2020

Houston, Texas

March 24, 2021

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$277,364	$275,422
Accounts receivable, net	66,305	68,470
Accounts receivable, related party	110,050	7,730
Inventory	207,576	138,693
Prepaid expense	106,565	-
Other receivable	4,610	1,815
Assets attributable to discontinued operations	-	13,175
Total current assets	772,470	505,305

Property and equipment, net	1,120,553	217,373
Operating lease right of use asset	-	28,328
Goodwill	688,778	688,778

Total assets	$2,581,801	$1,439,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,866	$19,257
Accrued expenses	172,923	201,790
Operating lease obligation, current portion	-	28,328
Notes payable	523,698	-
Current portion of convertible notes payable, net of discounts	106,092	-
Derivative liabilities	222,712	197,464
Liabilities attributable to discontinued operations	-	107,556

Total current liabilities	1,030,291	554,395

Non-current liabilities
Convertible note payable, net of discounts	-	106,092

Total non-current liabilities	-	106,092

Total liabilities	1,030,291	660,487

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of December 31, 2020 and 2019, respectively	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 163,652,143 and 136,270,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	163,652	136,270
Additional paid-in capital	1,307,747	539,629
Retained earnings	78,111	101,398
Total stockholders’ equity	1,551,510	779,297

Total liabilities and stockholders’ equity	$2,581,801	$1,439,784

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2020	2019

Revenue
School uniform sales	$626,218	$1,144,429
Promotional sales	4,411,300	2,676,677
Total revenue	5,037,518	3,821,106

Operating expenses
Direct costs of revenue	3,043,512	2,042,422
General and administrative	1,914,947	1,357,256
Marketing and selling	200,296	149,494

Total operating expenses	5,158,755	3,549,172

Operating (loss) Income	(121,237)	271,934

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	(25,248)	108
Gain on insurance settlement	20,000	-
Gain on forgiveness of loan	10,000	-
Interest expense	(1,437)	(9,379)

Total other income (expense)	3,315	(9,271)

Income (loss) before tax provision	(117,922)	262,663

Provision for income taxes	2,000	31,000

Net (loss) income from continuing operations	(119,922)	231,663

Net income from discontinued operations	96,635	143,617

Net (loss) income	$(23,287)	$375,280

Net income (loss) per share for continuing operations - basic	$(0.00)	$0.00
Net income (loss) per share for continuing operations - diluted	$(0.00)	$0.00

Weighted average number of shares outstanding
basic	149,390,176	134,607,671
diluted	149,390,176	184,919,671

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2020	2019
Cash flows from operating activities:
Net income (loss) from continuing operations	$(23,287)	$375,280
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	67,275	47,978
Amortization of discount	-	16,548
Stock-based compensation	231,875	119,999
Bad debt expense	5,946	7,994
Gain on disposal of ADM Enterprises, Inc.	(96,635)	-
Change in derivative liability	25,248	(108)
Gain on forgiveness of loan	(10,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,781)	153,392
Accounts receivable, related party	(102,320)	-
Inventory	(68,883)	(46,047)
Prepaid expenses and other assets	(43,734)	17,410
Accounts payable	(16,645)	(70,549)
Accounts payable to related party	-	(50,401)
Accrued expenses	(24,359)	(253,492)
Interest payable	-	-
Federal income tax payable	-	12,825
Net cash provided by (used in) operating activities	(59,300)	330,829

Cash flows used in investing activities
Purchase of property and equipment	(100,455)	(42,217)
Disposal of ADM Enterprises, Inc.	(12,759)	-
Net cash used in investing activities	(113,214)	(42,217)

Cash flows provided by (used in) financing activities:
Proceeds from notes payable	179,495	-
Repayments on notes payable	(17,797)	(4,947)
Repayments on capitalized leases	-	(26,684)
Net cash provided by (used in) financing activities	161,698	(31,631)

Net change in cash	(10,816)	256,981

Cash at beginning of period	288,180	31,199

Cash at end of period	277,364	288,180
Cash included in discontinued operations	-	(12,758)

Cash at end of period, adjusted	$277,364	$275,422

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,203	$105

Cash paid for taxes	$-	$18,175

Non-cash investing and financing activities:
Derivatives liability	$-	$185,120
Common stock issued for acquisition of land	$498,000	$-
Note payable issued for property and equipment	$372,000	$-

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years ended December 31, 2020 and 2019

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2018	2,000,000	$2,000	128,020,000	$128,020	$427,880	$(273,882)	$284,018

Common stock issued for services	-	-	8,250,000	8,250	111,749	-	119,999
Net income	-	-	-	-	-	375,280	375,280
Balance at December 31, 2019	2,000,000	2,000	136,270,000	136,270	539,629	101,398	779,297
Common stock issued for services	-	-	5,150,000	5,150	292,350	-	297,500
Common stock issued for land	-	-	22,232,143	22,232	475,768	-	498,000
Net loss	-	-	-	-	-	(23,287)	(23,287)
Balance at December 31, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$78,111	$1,551,510

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary JRP, at December 31, 2020. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, the Company had no cash equivalents. Included in assets attributable to discontinued operations is $12,758 of cash as of December 31, 2019.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at December 31, 2020 and 2019. The Company had bad debt expense of $5,946 and $7,994 for the years ended December 31, 2020 and 2019, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $207,576 and $138,693 as of December 31, 2020 and 2019, respectively.

Three vendors accounted for approximately 57.6% and 74.6% of inventory purchases during the years ended December 31, 2020 and 2019, respectively. These same vendors made up 0% of our accounts payable as of December 31, 2020 and 2019, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment charges were recorded in fiscal 2019 or 2020 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2020 and 2019.

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

We provided consulting services which were minimal for the year ended December 31, 2019 and is included in discontinued operations.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the years ended December 31, 2020 and 2019:

	For the Years ended
	December 31,
	2020	2019
Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(23,287)	$375,280
Denominator:
Weighted average common shares outstanding	149,390,176	134,607,671

Basic earnings (loss) per common share	$(0.00)	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(23,287)	$375,280
Add convertible debt interest	-	9,301
Net income (loss) available to common shareholders	$(23,287)	$384,581
Denominator:
Weighted average common shares outstanding	149,390,176	134,607,671
Preferred shares	-	20,000,000
Convertible debt	-	30,312,000
Adjusted weighted average common shares outstanding	149,390,176	184,919,671

Diluted earnings (loss) per common share	$(0.00)	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2020 and 2019. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2020 and 2019.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of December 31, 2020 and 2019.

Reclassification

Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Reclassification

Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or retained earnings.

NOTE 3 – GOING CONCERN

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time.

During the year ended December 31, 2019, the Company had net income from continuing operations of $231,663, positive cash flow from operations of $330,829 and working capital of $242,755 (excludes the assets and liabilities from discontinued operations and the non-cash derivative liability). The assets and liabilities from discontinued operations were assumed by Mr. Mees. During the year ended December 31, 2020, the Company had net loss from continuing operations of $119,922, negative cash flow from operations of $59,300 and working deficit of $35,109 (excludes the non-cash derivative liability). The impact of the COVID 19 pandemic continues to raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate revenues to sustain its current level of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the years ended December 31, 2020 and 2019, the Company paid $32,150 and $57,780 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2021.

During the years ended December 31, 2020 and 2019, the Company paid $4,290 and $16,618 for the uniform supply agreement, respectively.

NOTE 5 – PROPERTY, EQUIPMENT AND FINANCE LEASE RIGHT OF USE ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation for continuing operations at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Land	$970,455	$-
Equipment	368,868	368,868
Autos and trucks	72,898	72,898
Less: accumulated depreciation	(291,668)	(224,393)
Property and equipment, net	$1,120,553	$217,373

Depreciation expense for continuing operations for the years ended December 31, 2020 and 2019 was $67,275 and $47,978, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Note Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The Company recorded interest expense of $0 and $9,301 during the years ended December 31, 2020 and 2019, respectively. The original maturity of the note was March 5, 2019 and at that time, the note was extended to March 5, 2020. In March 2020, the note was extended to March 5, 2021. Subsequent to March 5, 2021, the note was extended to March 5, 2022.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion or 35% of an estimated fair value if not traded.

The note balance was $106,092 as of December 31, 2020 and 2019.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Amortization of the debt discount totaled $0 and $16,548 during the years ended December 31, 2020 and 2019, respectively.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2020 and 2019:

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2020
Liabilities:
Derivative liabilities	$-	$-	$222,712	$222,712

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2019
Liabilities:
Derivative liabilities	$-	$-	$197,464	$197,464

As of December 31, 2020 and 2019, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0265 and $0.035, risk-free rate of 0.16% and 1.51% and, respectively. Included in Derivative Income in the accompanying consolidated statements of operations is expense arising from the change in fair value of the derivatives of $25,248 and $108 during the years ended December 31, 2020 and 2019, respectively.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2020 and 2019:

Fair value at December 31, 2018	$197,572
Gain on change in fair value of derivative liabilities	(108)
Fair value at December 31, 2019	197,464
Loss on change in fair value of derivative liabilities	25,248
Fair value at December 31, 2020	$222,712

Notes Payable

On April 5, 2020, the Company received a Small Business Administration (“SBA”) loan under the government’s assistance related to COVID-19. The SBA loan was for $169,495 with an interest rate of 0.98% and due in eight weeks. The SBA loan is to assist the Company in payroll during the COVID-19 time period. The SBA loan is forgivable if the Company payroll during this time utilizes all of the monies provided. During the year ended December 31, 2020, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. The forgiveness applications will be reviewed by both the lending bank and SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the loan to the Company will be forgiven, or if forgiven, the amount of such forgiveness. As of December 31, 2020, the Company has not received a decision from the SBA or lending bank regarding the forgiveness of the loan.

On April 29, 2020, the Company received the government assistance check of $10,000 related to the COVID-19 response by the government to assist companies during the pandemic. The Company recorded the $10,000 grant as a gain in the consolidated statements of operations.

NOTE 7 – FINANCE LEASES

On November 17, 2016, the Company obtained a finance lease for equipment. Payments are $2,667 per month for three years. The lease was paid off in 2019.

NOTE 8 – ACCRUED EXPENSES

The Company had total accrued expenses for continuing operations of $172,923 and $201,790 as of December 31, 2020 and 2019, respectively. See breakdown below of accrued expenses as follows:

	December 31, 2020	December 31, 2019
Credit cards payable	$43,046	$75,301
Accrued interest	54,292	53,046
Other accrued expenses	75,585	73,443
Total accrued expenses	$172,923	$201,790

NOTE 9 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred lease expense of $78,000 and $71,500, respectively, to M & M for the years ended December 31, 2020 and 2019. The Company incurred equipment rental expense to M&M of $9,000 and $7,750 for the years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, the Company purchased approximately $0 and $27,000 of products from M&M, respectively. M&M marks up their sales to JRP by 10%.

The Company had expenses of approximately $0 and $86,000 related to Ardell Mees and family for the years ended December 31, 2020 and 2019, respectively. These expenses were considered compensation and are included in discontinued operations as of December 31, 2019. As of December 31, 2019, the Company owed Ardell Mees, former CEO, $55,200 from expenses assumed in connection with the reverse acquisition. The total amount of $55,200 was forgiven effective December 31, 2019 and the gain from forgiveness is included in discontinued operations in 2019.

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

A Consultant engaged by the Company in 2019 and 2020 is the owner of 24.7.365 Hockey, Inc., a customer of the Company. During the years ended December 31, 2020 and 2019, 24.7.365 Hockey, Inc. made up approximately 3% and 1% of revenue, respectively. As of December 31, 2020 and 2019, 24.7.365 Hockey, Inc. accounted for 62% and 10% of accounts receivable, respectively.

Employment Agreements

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

In April 2018, the Company executed a two-year employment agreement with Marc Johnson, the Company’s Chief Operating Officer. As compensation for services, Mr. Johnson is to receive an annual base salary of $60,000. On December 31, 2019, Mr. Johnson waived all balances due to him. In April 2020, Marc Johnson advanced $40,000 to the Company. The advance has no formal terms and bears no interest. During the year ended December 31, 2020, the Company repaid $40,000 in advances.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 163,652,143 and 136,270,000 outstanding shares of common stock at December 31, 2020 and 2019, respectively. There were 2,000,000 outstanding shares of preferred stock as of December 31, 2020 and 2019, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. This agreement was renewed on May 30, 2019 and 2020 for the same terms. During year ended December 2020 and 2019, the Company issued 2,250,000 and 6,750,000 shares related to the current and prior agreements, respectively. The Company incurred stock compensation expense of $91,875 and $54,375 for the years ended December 31, 2020 and 2019, respectively.

On February 28, 2019, the Company entered into a consulting agreement for financial services and business development for a term of six months and issued 1,500,000 common shares earned on a monthly basis. On February 28, 2019, the Company issued the shares of common stock. The Company incurred stock compensation expense of $30,000 for the year ended December 31, 2019.

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

NOTE 11 – CUSTOMER CONCENTRATION

Concentration of revenue

During the year ended December 31, 2020, two customers made up approximately 57% and for the year ended December 31, 2019 one customer made up 20% of revenues, respectively.

Concentration of accounts receivable

No customers accounted for more than 10% of accounts receivable as of December 31, 2020 or 2019, respectively.

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

The Company leases approximately 18,000 square feet of space in Haltom City, Texas, pursuant to a lease that was cancelled during 2019. Going forward, the facility will be leased on a month to month basis. This facility serves as our corporate headquarters, manufacturing facility and showroom. The lease is with M & M Real Estate, Inc. (“M & M”), a company owned solely by our majority shareholder and director of the Company. Lease expense related to this facility was $78,000 and $71,500 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the operating lease right-of-use asset and operating lease liability was $0 and $28,328, respectively. Operating lease expense related to this lease during the years ended December 31, 2020 and 2019 was $0 and $67,506, respectively, was included as part of operating expenses.

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

The Disposed Company reported net income of $96,635 and a net loss of $143,617 for December 31, 2020 and 2019, respectively.

Reconciliation of the Items Constituting Profit and (Loss)

from Discontinued Operations

For the Years Ended December 31,

	2020	2019
Revenue	$-	$89,591
Direct costs of revenue	-	13,127
General and administrative	-	72,021
Marketing and selling	-	1,026
Income from operations	-	3,417
Gain from forgiveness of debt	-	140,200
Gain on disposal	96,635	-
Net income	$96,635	$143,617

NOTE 14 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2020 and 2019), as follows:

	December 31, 2020	December 31, 2019
Tax expense (benefit) at the statutory rate	$(4,000)	$85,000
Permanent differences	(6,000)	(32,000)
Change in valuation allowance	12,000	(22,000)
Total	$2,000	$31,000

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The Company has no material deferred tax assets and liabilities at December 31, 2020 and 2019.

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2020 and 2019 were fully offset by a 100% valuation allowance. The net operating loss carry forward was fully utilized in 2019.

NOTE 15 – SUBSEQUENT EVENTS

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a) The Company’s lack of independent directors, the Company intends to appoint additional independent directors;

b) Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

c) Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

d) Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

As a result of the existence of these material weaknesses as of December 31, 2020, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Name	Age	Position
Marc Johnson	51	Chief Executive Officer, Chief Financial Officer and Chairman
Sarah Nelson	43	Chief Operating Officer and Director

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

SUMMARY COMPENSATION TABLE

						Non-	Non-
						equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Marc Johnson, CEO and Director (1) (3)	2020	$250,000	$-	$-	$-	$-	$-	$-	$250,000
	2019	$173,698	$-	$-	$-	$-	$-	$-	$173,698

Ardell Mees, CEO, CFO and Director (2) (4)	2020	$-	$-	$-	$-	$-	$-	$-	$-
	2019	$86,174	$-	$-	$-	$-	$-	$98,443	$184,617

Motasem Khanfur, CFO (5) (6)	2020	$18,524	$-	$10,000	$-	$-	$-	$-	$28,524
	2019	$-	$-	$-	$-	$-	$-	$-	$-

Sarah Nelson, COO (5)	2020	$36,000	$-	$20,000	$-	$-	$-	$-	$56,000
	2019	$-	$-	$-	$-	$-	$-	$-	$-

Andreana McKelvery, Director (2)	2020	$-	$-	$5,000	$-	$-	$-	$-	$5,000
	2019	$-	$-	$-	$-	$-	$-	$-	$-

(1) Appointed on April 19, 2018 as COO and Director. On January 8, 2020, resigned as COO and appointed as CEO.

(2) Resigned on January 8, 2020.

(3) In 2019, the compensation of $42,500 for 2018, which was accrued, was forgiven.

(4) In 2019, the compensation of $58,000 for 2018, which was accrued, was forgiven.

(5) Appointed on January 9, 2020.

(6) Resigned on May 8, 2020.

Employment Agreements

On January 8, 2020, Mr. Khanfur executed a two-year agreement with the Company which provides an annual salary of $50,000 and an issuance of 500,000 shares of common stock of the Company. Mr. Khanfur resigned from the CFO position on May 8, 2020 because of potential conflicts from outside accounting work done for other entities. He continues to provide services to the Company.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2020, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Excersible	# Unexcersible	Equity Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Value of Shares or Units Market Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights Not Vested	Value of Unearned Shares Units or Other Rights Not Vested
Marc Johnson, CEO, CFO and Director	-	-	-	-	-	-	-	-	-
Sarah Nelson, COO and Director	-	-	-	-	-	-	-	-	-

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the years ended December 31, 2020 and 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2020, we had 163,652,143 shares of common stock issued, issuable and outstanding. The following table sets forth information known to us as of December 31, 2020 relating to the beneficial ownership of shares of our common stock by:

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

		Number of
		Shares	Percent
	Name and Address of	Beneficially	of
Title of Class	Beneficial Owner	Owned (1)	Class (2)
Common Stock	Marc Johnson (3) (4)	57,160,000	34.9%
Common Stock	Sarah Nelson(3) (4)	1,000,000	0.6%
Common Stock	All directors and named executive officers as a group (2 persons)	58,160,000	35.5%

Preferred Stock	Marc Johnson (3)	2,000,000	100.0%
Preferred Stock	Sarah Nelson (4)	-	-
Preferred Stock	All directors and named executive officers as a group (3 persons)	2,000,000	100.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)	As of December 31, 2020, a total of 163,652,143 shares of the Company’s common stock and 2,000,000 shares of the Company’s preferred stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer and director.

(4)	Director.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Office Space

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred lease expense of $78,000 and $71,500, respectively, to M & M for the years ended December 31, 2020 and 2019. The Company incurred equipment rental expense to M&M of $9,000 and $7,750 for the years ended December 31, 2020 and 2019, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2020 and 2019 were $56,700 and $90,850 . Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal years ended December 31, 2020 and 2019, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

ADM ENDEAVORS, INC.

Date: March 24, 2021	By:	/s/ Marc Johnson
	Name:	Marc Johnson
	Title:	Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Marc Johnson	Director	March 24, 2021
Marc Johnson

/s/ Sarah Nelson	Director	March 24, 2021
Sarah Nelson

