Form 10-Q
period 2021-03-31
ADM ENDEAVORS, INC.
filed 2021-05-11
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-56047

ADM ENDEAVORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0459323
(State of incorporation)	(I.R.S. Employer Identification No.)

5941 Posey Lane

Haltom City, Texas 76117

(Address of principal executive offices)

(817) 840-6271

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

As of May 11, 2021, there were 163,652,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$389,125	$277,364
Accounts receivable, net	250,025	66,305
Accounts receivable, related party	-	110,050
Inventory	152,948	207,576
Prepaid expense	64,522	106,565
Other receivable	16,117	4,610
Total current assets	872,737	772,470

Property and equipment, net	1,104,122	1,120,553
Goodwill	688,778	688,778

Total assets	$2,665,637	$2,581,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$70,949	$4,866
Accrued expenses	218,821	172,923
Notes payable	490,698	523,698
Current portion of convertible notes payable, net of discounts	106,092	106,092
Derivative liabilities	208,309	222,712

Total current liabilities	1,094,869	1,030,291

Total liabilities	1,094,869	1,030,291

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of March 31, 2021 and December 31, 2020	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 163,652,143 shares issued and outstanding at March 31, 2021 and December 31, 2020	163,652	163,652
Additional paid-in capital	1,307,747	1,307,747
Retained earnings	97,369	78,111
Total stockholders’ equity	1,570,768	1,551,510

Total liabilities and stockholders’ equity	$2,665,637	$2,581,801

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2021	2020

Revenue
School uniform sales	$91,230	$66,296
Promotional sales	1,056,222	814,486
Total revenue	1,147,452	880,782

Operating expenses
Direct costs of revenue	654,918	570,349
General and administrative	407,767	343,867
Marketing and selling	64,560	25,259

Total operating expenses	1,127,245	939,475

Operating (loss)	20,207	(58,693)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	14,403	(10,917)
Interest expense	(9,694)	-

Total other income (expense)	4,709	(10,917)

Income (loss) before tax provision	24,916	(69,610)

Provision for income taxes	5,658	-

Net income (loss) from continuing operations	19,258	(69,610)

Net income from discontinued operations	-	96,635

Net income	$19,258	$27,025

Net income per share for continuing operations - basic	$0.00	$0.00
Net income per share for continuing operations - diluted	$0.00	$0.00

Weighted average number of shares outstanding
basic	163,652,143	137,846,923
diluted	187,489,105	173,002,923

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the three months ended March 31, 2021 and 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2019	2,000,000	$2,000	136,270,000	$136,270	$539,629	$101,398	$779,297

Common stock issued for services	-	-	1,750,000	1,750	33,250	-	35,000
Net income	-	-	-	-	-	27,025	27,025
Balance at March 31, 2020	2,000,000	$2,000	138,020,000	$138,020	$572,879	$128,423	$841,322

Balance at December 31, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$78,111	$1,551,510
Net income	-	-	-	-	-	19,258	19,258
Balance at March 31, 2021	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$97,369	$1,570,768

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$19,258	$27,025
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	16,431	16,817
Stock-based compensation	39,375	35,000
Bad debt expense	559	-
Gain on disposal of ADM Enterprises, Inc.	-	(96,635)
Change in derivative liability	(14,403)	10,917
Changes in operating assets and liabilities:
Accounts receivable	(184,279)	(184,013)
Accounts receivable, related party	110,050	-
Inventory	54,628	(54,887)
Prepaid expenses and other assets	(8,839)	(1,776)
Accounts payable	66,083	10,909
Accrued expenses	45,898	(3,407)
Net cash provided by (used in) operating activities	144,761	(240,050)

Cash flows used in investing activities
Disposal of ADM Enterprises, Inc.	-	(12,759)
Net cash used in investing activities	-	(12,759)

Cash flows used in financing activities:
Repayments on notes payable	(33,000)	-
Net cash used in financing activities	(33,000)	-

Net change in cash	111,761	(252,809)

Cash at beginning of period	277,364	275,422

Cash at end of period	389,125	22,613
Cash included in discontinued operations	-	12,758

Cash at end of period, adjusted	$389,125	$35,371

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2021

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

The unaudited consolidated financial statements of the Company for the three month periods ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at March 31, 2021. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to noncollectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at March 31, 2021 and December 31, 2020. The Company had bad debt expense of $559 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $152,948 and $207,576 as of March 31, 2021 and December 31, 2020, respectively.

Four vendors accounted for approximately 98% of inventory purchases during the three months ended March 31, 2021. Three vendors accounted for approximately 94% of inventory purchases during the three months ended March 31, 2020. These same vendors made up 36% and 0% of our accounts payable as of March 31, 2021 and December 31, 2020, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2021 or 2020 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2021 and December 31, 2020.

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

Net Income per Share

The Company computes basic and diluted income per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic income per share is computed by dividing net income available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted income per share is computed by dividing net income available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The dilutive effect of outstanding convertible securities and preferred stock is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Basic earnings per common share
Numerator:
Net earnings available to common shareholders	$19,258	$27,025
Denominator:
Weighted average common shares outstanding	163,652,143	137,846,923

Basic earnings per common share	$0.00	$0.00

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$19,258	$27,025
Add convertible debt interest	-	-
Net income available to common shareholders	$19,258	$27,025
Denominator:
Weighted average common shares outstanding	163,652,143	137,846,923
Preferred shares	20,000,000	20,000,000
Convertible debt	3,836,962	15,156,000
Adjusted weighted average common shares outstanding	187,489,105	173,002,923

Diluted earnings per common share	$0.00	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2021 and December 31, 2020. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended March 31, 2021 and 2020.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of March 31, 2021 and December 31, 2020.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net income of $19,258 and cash provided by operating activities of $144,761 for the three months ended March 31, 2021. As of March 31, 2021, the Company had a working capital deficit of $222,132, and retained earnings of $97,369. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May __,  2021, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the three months ended March 31, 2021 and 2020 the Company paid $4,810 and $4,236, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school each school year. The agreement is for each school year ending through May 31, 2021.

During the three months ended March 31, 2021 and 2020, the Company paid $0 for the uniform supply agreement.

NOTE 5 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Land	$970,455	$970,455
Equipment	368,868	368,868
Autos and trucks	72,898	72,898
Less: accumulated depreciation	(308,099)	(291,668)
Property and equipment, net	$1,104,122	$1,120,553

Depreciation expense for the three months ended March 31, 2021 and 2020 was $16,431 and $16,817, respectively.

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

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of March 31, 2021, the convertible debt would convert to 3,836,962 common shares.

The note balance was $106,092 as of March 31, 2021 and December 31, 2020.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2021 and December 31, 2020:

				Fair value at
	Level 1	Level 2	Level 3	March 31, 2021
Liabilities:
Derivative liabilities	$-	$-	$208,309	$208,309

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2020
Liabilities:
Derivative liabilities	$-	$-	$222,712	$222,712

As of March 31, 2021 and 2020, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0277 and $0.0265, risk-free rate of 0.07% and 0.17% and, respectively. Included in derivative income (loss) in the accompanying consolidated statements of operations is income (expense) arising from the change in fair value of the derivatives gain of $14,403 and loss of $10,917 during the three months ended March 31, 2021 and 2020, respectively.

Fair value at December 31, 2020	$222,712
Gain on change in fair value of derivative liabilities	(14,403)
Fair value at March 31, 2020	$208,309

Notes Payable

On April 5, 2020, the Company received a Small Business Administration (“SBA”) loan under the government’s assistance related to COVID-19. The SBA loan was for $169,495 with an interest rate of 0.98% and due in eight weeks. The SBA loan is to assist the Company in payroll during the COVID-19 time period. The SBA loan is forgivable if the Company payroll during this time utilizes all of the monies provided. In 2020, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. The forgiveness applications will be reviewed by both the lending bank and SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the loan to the Company will be forgiven, or if forgiven, the amount of such forgiveness. As of March 31, 2021, the Company has not received a decision from the SBA or lending bank regarding the forgiveness of the loan.

On October 16, 2020, the Company entered into an unsecured promissory note in the amount of $372,000. The note bears interest at 5% and is due on October 16, 2021. As of March 31, 2021 and December 31, 2020, the note balance was $321,303 and $354,203 with accrued interest of $3,279 and $0 included in accrued expenses, respectively.

NOTE 7 – ACCRUED EXPENSES

The Company had total accrued expenses of $218,821 and $172,923 as of March 31, 2021 and December 31, 2020, respectively. See breakdown below of accrued expenses as follows:

	March 31, 2021	December 31, 2020
Credit cards payable	$81,779	$43,046
Accrued interest	56,740	54,292
Accrued taxes	23,053	-
Other accrued expenses	57,249	75,585
Total accrued expenses	$218,821	$172,923

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month to month lease, is currently $6,500. The Company incurred lease expense of $19,500 to M & M for the three months ended March 31, 2021 and 2020.

The Company has accounts payable to M&M of $1,200 and $0 as of March 31, 2021 and December 31, 2020, respectively. The accounts payable is related to rent the Company owes M&M   for two employees renting space during the three months ended March 31, 2021 and 2020, respectively.

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

A Consultant engaged by the Company in 2020 is the owner of 24.7.365 Hockey, Inc., a customer of the Company. During the three ended March 31, 2020  , 24.7.365 Hockey, Inc. made up approximately 0% of revenue, respectively. As of March 31, 2021 and December 31, 2020, 24.7.365 Hockey, Inc. accounted for 0% and 62% of accounts receivable, respectively.

Employment and Consulting Agreements

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 163,652,143 outstanding shares of common stock at March 31, 2021 and December 31, 2020. There were 2,000,000 outstanding shares of preferred stock as of March 31, 2021 and December 31, 2020, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

NOTE 10 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the three months ended March 31, 2021, one customer made up 55% of revenues and for the three months ended March 31, 2020 two customers made up 55% of revenues, respectively. One customer accounted for 42% of accounts receivable as of March 31, 2020. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2020.

NOTE 11 – LEASE LIABILITY

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

NOTE 12 – DISCONTINUED OPERATIONS

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

Reconciliation of the Items Constituting Profit and (Loss) from Discontinued Operations

For the Three Months Ended March 31,

(unaudited)

	2021	2020
Revenue	$-	$-
Direct costs of revenue	-	-
General and administrative	-	-
Marketing and selling	-	-
Income from operations	-	-
Gain from forgiveness of debt	-	-
Gain on disposal	-	96,635
Net income	$-	$96,635

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

For the Three Months Ended March 31, 2021 and 2020

Revenues

Our revenue was $1,147,452 for the three months ended March 31, 2021, compared to $880,782 for the three months ended March 31, 2020 for continuing operations, resulting in an increase of $266,670, or 30.3%. The increase is due to new government customers and a return of existing customers. The negative COVID19 effect on sales seems to be declining.

Operating Expenses

Direct costs of revenues were $654,918 and $570,349 (for continuing operations) for the three months ended March 31, 2021 and 2020, respectively, resulting in an increase of $84,569, or 14.8% . This increase was a direct result of increased sales with a minimal increase in fixed expenses. The gross margin increased from 35.2% as of March 31, 2020 to 42.9% as of March 31, 2021. The increase in margin is due to a lower cost needed to obtain new sales.

General and administrative expenses were $407,767 for the three months ended March 31, 2021 compared to $343,867 for the same period in 2020. The increase in 2021 in general and administrative expenses was approximately 18.6% primarily due to operational growth.

Marketing and selling expenses were $64,560 for the three months ended March 31, 2021 compared to $25,259 for the same period in 2020. The increase in 2021 in marketing and selling expenses was approximately 155.6% primarily due to new marketing technique.

As a result, net income from continuing operations was $19,258 for the three months ended March 31, 2021, compared to net loss for continuing operations of $69,610 for the three months ended March 31, 2020.

Discontinued Operations

The net income from discontinued operations for the three months ended March 31, 2020 was $96,635. Net income from discontinued operations in 2020 is related to the gain on disposal of ADM Enterprises, Inc.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended March 31, 2021 compared to the three months ended March 31, 2020

We had cash provided by operations of $144,761 for the three months ended March 31, 2021, compared to cash used in operations of $240,050 for the three months ended March 31, 2020. The increase in positive cash flow from operating activities for the three months ended March 31, 2021 is attributable to accounts receivables, related party and inventory. Cash used in operations for the three months ended March 31, 2020 is attributable to the Company paying down accruals and payables.

We had cash used in investing activities of $0 for the three months ended March 31, 2021 and $12,759 for the three months ended March 31, 2020.

We had cash used financing activities of $33,000 for the three months ended March 31, 2021, compared to cash used in $0 for the same period in 2020.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net income of $19,258 and cash provided by operating activities of $144,761 for the three months ended March 31, 2021. The Company had working capital deficit and retained earnings of $222,132 and $97,369, respectively, as of March 31, 2021. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K as filed on March 24, 2021, for a discussion of our critical accounting policies and estimates.

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

None.

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

ADM ENDEAVORS, INC.

Dated: May 11, 2021		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

