Form 10-Q
period 2021-06-30
ADM ENDEAVORS, INC.
filed 2021-07-20
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate  by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 15, 2021, there were 163,652,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$482,860	$277,364
Accounts receivable, net	201,691	66,305
Accounts receivable, related party	-	110,050
Inventory	228,331	207,576
Prepaid expense	75,978	106,565
Other current assets	15,837	4,610
Total current assets	1,004,697	772,470

Property and equipment, net	1,087,691	1,120,553
Goodwill	688,778	688,778

Total assets	$2,781,166	$2,581,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$136,352	$4,866
Accrued expenses	301,411	172,923
Notes payable	453,838	523,698
Current portion of convertible notes payable, net of discounts	106,092	106,092
Derivative liabilities	242,167	222,712

Total current liabilities	1,239,860	1,030,291

Total liabilities	1,239,860	1,030,291

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of June 30, 2021 and December 31, 2020	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 163,652,143 shares issued and outstanding at June 30, 2021 and December 31, 2020	163,652	163,652
Additional paid-in capital	1,307,747	1,307,747
Retained earnings	67,907	78,111
Total stockholders’ equity	1,541,306	1,551,510

Total liabilities and stockholders’ equity	$2,781,166	$2,581,801

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
School uniform sales	$74,949	$45,097	$166,179	$111,393
Promotional sales	1,233,188	1,006,883	2,289,410	1,821,369
Total revenue	1,308,137	1,051,980	2,455,589	1,932,762

Operating expenses
Direct costs of revenue	884,630	561,855	1,539,548	1,283,374
General and administrative	354,590	424,073	762,357	616,770
Marketing and selling	58,403	63,281	122,963	88,540

Total operating expenses	1,297,623	1,049,209	2,424,868	1,988,684

Operating income (loss)	10,514	2,771	30,721	(55,922)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	(33,858)	4,546	(19,455)	(6,371)
Interest expense	(523)	(163)	(10,217)	(163)

Total other income (expense)	(34,381)	4,383	(29,672)	(6,534)

Income (loss) before tax provision	(23,867)	7,154	1,049	(62,456)

Provision for income taxes	5,595	-	11,253	-

Net income (loss) from continuing operations	(29,462)	7,154	(10,204)	(62,456)

Net income from discontinued operations	-	96,635	-	96,635

Net income (loss)	$(29,462)	$103,789	$(10,204)	$34,179

Net income per share for continuing operations - basic	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss) per share for continuing operations - diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average number of shares outstanding
basic	163,652,143	137,846,923	163,652,143	138,555,989
diluted	163,652,143	173,002,923	163,652,143	164,067,262

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2019	2,000,000	$2,000	136,270,000	$136,270	$539,629	$101,398	$779,297

Common stock issued for services	-	-	4,650,000	4,650	252,850	-	257,500
Net income	-	-	-	-	-	34,179	34,179
Balance at June 30, 2020	2,000,000	$2,000	140,920,000	$140,920	$792,479	$135,577	$1,070,976

Balance at December 31, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$78,111	$1,551,510
Net loss	-	-	-	-	-	(10,204)	(10,204)
Balance at June 30, 2021	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$67,907	$1,541,306

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$(10,204)	$34,179
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	32,862	33,638
Stock-based compensation	65,625	113,125
Bad debt expense	481	1,070
Gain on disposal of ADM Enterprises, Inc.	-	(96,635)
Change in derivative liability	19,455	6,371
Changes in operating assets and liabilities:
Accounts receivable	(135,867)	(162,521)
Accounts receivable, related party	110,050	-
Inventory	(20,755)	(87,758)
Prepaid expenses and other assets	(46,265)	1,816
Accounts payable	131,486	71,643
Accrued expenses	128,488	(40,629)
Net cash provided by (used in) operating activities	275,356	(125,701)

Cash flows used in investing activities
Disposal of ADM Enterprises, Inc.	-	(12,759)
Net cash used in investing activities	-	(12,759)

Cash flows used in financing activities:
Proceeds from notes payable	-	179,495
Repayments on notes payable	(69,860)	-
Net cash provided by (used in) financing activities	(69,860)	179,495

Net change in cash	205,496	41,035

Cash at beginning of period	277,364	275,422

Cash at end of period	482,860	316,457
Cash included in discontinued operations	-	12,758

Cash at end of period, adjusted	$482,860	$329,215

Supplemental disclosure of cash flow information:

Cash paid for interest	$8,140	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivatives liability	$-	$6,371

  See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2021

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 4, 2001, we were incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors, Inc. (“ADM Endeavors,” or the “Company,” “we,” “us,” or “our”) and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”), a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises became a wholly owned subsidiary of the Company. ADM then provided installation services to grocery décor and design companies primarily in North Dakota.

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. JRP was incorporated on January 17, 2010. The acquisition of 100% of JRP from its sole shareholder, Marc Johnson, was through a stock exchange whereby the Company issued 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”) to Mr. Johnson in consideration of the acquisition of 100% of JRP from Mr. Johnson. Each share of the Series A preferred stock is convertible into ten shares of common stock, and each share has 100 votes on a fully diluted basis. The Acquisition Shares represented 61% of the voting shares of the Company, and thus there was a change of voting control in connection with the transaction, and the transaction was accounted for as a reverse acquisition.

JRP is focused on being an added value reseller with concentration in embroidery, screen printing, importing and uniforms for businesses, schools and individuals in the State of Texas.

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises (the “Disposed Company”). The Company settled with Ardell Mees to provide him with the assets of the Disposed Company in exchange for Mr. Mees assuming all liabilities associated with the Disposed Company. In connection with  the transaction, Mr. Mees resigned from all positions with the Company, and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees agreed to indemnify the Company for any liabilities of the Disposed Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and has a year-end of December 31.

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

The unaudited consolidated financial statements of the Company for the six month periods ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at June 30, 2021. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company had no cash equivalents.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to noncollectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at June 30, 2021 and December 31, 2020. The Company had bad debt expense of $481 and $0 for the six months ended June 30, 2021 and 2020, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $228,331 and $207,576 as of June 30, 2021 and December 31, 2020, respectively.

Four vendors accounted for approximately 98% of inventory purchases during the six months ended June 30, 2021. Three vendors accounted for approximately 94% of inventory purchases during the six months ended June 30, 2020. These same vendors made up 36% and 0% of our accounts payable as of June 30, 2021 and December 31, 2020, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2021 and December 31, 2020.

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

The following is a reconciliation of basic and diluted earnings per common share for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
	2021	2020
Basic earnings (loss) per common share
Numerator:
Net earnings (loss) available to common shareholders	$(10,204)	$34,179
Denominator:
Weighted average common shares outstanding	163,652,143	138,555,989

Basic earnings per common share	$(0.00)	$0.00

Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(10,204)	$34,179
Add convertible debt interest	-	-
Net income (loss) available to common shareholders	$(10,204)	$34,179
Denominator:
Weighted average common shares outstanding	163,652,143	138,555,989
Preferred shares	-	20,000,000
Convertible debt	-	5,511,273
Adjusted weighted average common shares outstanding	163,652,143	164,067,262

Diluted earnings (loss) per common share	$(0.00)	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2021 and December 31, 2020. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended June 30, 2021 and 2020.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of June 30, 2021 and December 31, 2020.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $10,204 and cash provided by operating activities of $275,356 for the six months ended June 30, 2021. As of June 30, 2021, the Company had a working capital deficit of $235,163, and retained earnings of $67,907. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 15, 2021, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional 5 years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the six months ended June 30, 2021 and 2020 the Company paid $8,488 and $4,236, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school each school year. The agreement is for each school year ending through May 31, 2021.

During the six months ended June 30, 2021 and 2020, the Company paid $0 for the uniform supply agreement.

NOTE 5 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Land	$970,455	$970,455
Equipment	368,868	368,868
Autos and trucks	72,898	72,898
Less: accumulated depreciation	(324,530)	(291,668)
Property and equipment, net	$1,087,691	$1,120,553

Depreciation expense for the three months ended June 30, 2021 and 2020 was $32,862 and $16,817, respectively.

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

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of June 30, 2021, the convertible debt would convert to 3,902,833 common shares.

The note balance was $106,092 as of June 30, 2021 and December 31, 2020.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2021 and December 31, 2020:

				Fair value at
	Level 1	Level 2	Level 3	June 30, 2021
Liabilities:
Derivative liabilities	$-	$-	$242,167	$242,167

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2020
Liabilities:
Derivative liabilities	$-	$-	$222,712	$222,712

As of June 30, 2021 and 2020, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0277 and $0.0265, risk-free rate of 0.07% and 0.17% and, respectively. Included in derivative income (loss) in the accompanying consolidated statements of operations is income (expense) arising from the change in fair value of the derivatives loss of $19,455 and loss of $6,371 during the six months ended June 30, 2021 and 2020, respectively.

Fair value at December 31, 2020	$222,712
Loss on change in fair value of derivative liabilities	19,455
Fair value at June 30, 2021	$242,167

Notes Payable

On April 5, 2020, the Company received a Small Business Administration (“SBA”) loan under the government’s assistance related to COVID-19. The SBA loan was for $169,495 with an interest rate of 0.98% and due in eight weeks. The SBA loan is to assist the Company in payroll during the COVID-19 time period. The SBA loan is forgivable if the Company payroll during this time utilizes all of the monies provided. In 2020, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. The forgiveness applications will be reviewed by both the lending bank and SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the loan to the Company will be forgiven, or if forgiven, the amount of such forgiveness. As of June 30, 2021, the Company has not received a decision from the SBA or lending bank regarding the forgiveness of the loan.

On October 16, 2020, the Company entered into an unsecured promissory note in the amount of $372,000. The note bears interest at 5% and is due on October 16, 2021. As of June 30, 2021 and December 31, 2020, the note balance was $284,343 and $354,203.

NOTE 7 – ACCRUED EXPENSES

The Company had total accrued expenses of $301,411 and $172,923 as of June 30, 2021 and December 31, 2020, respectively. See breakdown below of accrued expenses as follows:

	June 30, 2021	December 31, 2020
Credit cards payable	$167,936	$43,046
Accrued interest	55,122	54,292
Accrued taxes	19,936	-
Other accrued expenses	58,417	75,585
Total accrued expenses	$301,411	$172,923

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month to month lease, is currently $6,500. The Company incurred lease expense of $39,000 to M & M for the six months ended June 30, 2021 and 2020.

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

A Consultant engaged by the Company in 2020 is the owner of 24.7.365 Hockey, Inc., a customer of the Company. During the six months ended June 30, 2020, 24.7.365 Hockey, Inc. made up approximately 0% of revenue, respectively. As of June 30, 2021 and December 31, 2020, 24.7.365 Hockey, Inc. accounted for 0% and 62% of accounts receivable, respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 163,652,143 outstanding shares of common stock at June 30, 2021 and December 31, 2020. There were 2,000,000 outstanding shares of preferred stock as of June 30, 2021 and December 31, 2020, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

NOTE 10 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the six months ended June 30, 2021, one customer made up 32% of revenues, and for the six months ended June 30, 2020 one customer made up 55% of revenues, respectively. Three customers accounted for 54% of accounts receivable as of June 30, 2021. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2020.

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

The Company has approximately 6,000 square feet of space in Arlington, Texas, which serves as an academic showroom, pursuant to a lease that expired on June 1, 2020. The Company is leasing this space on a month-to-month basis beginning June 1, 2020.

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

Company Overview

On January 4, 2001, we were incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed both its name to ADM Endeavors, Inc. (“ADM Endeavors,” or the “Company,” “we,” “us,” or “our”) and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”), a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises became a wholly owned subsidiary of the Company. ADM then provided installation services to grocery décor and design companies primarily in North Dakota .

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. JRP was incorporated on January 17, 2010. The acquisition of 100% of JRP from its sole shareholder, Marc Johnson, was through a stock exchange whereby the Company issued 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”) to Mr. Johnson in consideration of the acquisition of 100% of JRP from Mr. Johnson. Each share of the Series A preferred stock is convertible into ten shares of common stock, and each share has 100 votes on a fully diluted basis. The Acquisition Shares represented 61% of the voting shares of the Company, and thus there was a change of voting control in connection with the transaction, and the transaction was accounted for as a reverse acquisition.

JRP is focused on being an added value reseller with concentration in embroidery, screen printing, importing and uniforms for businesses, schools and individuals in the State of Texas.

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises (the “Disposed Company”). The Company divested itself of the Disposed Company, and since that time, the Company has been focusing exclusively on the business of its operational subsidiary, JRP.

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

For the Three Months Ended June 30, 2021 and 2020

Revenues

Our revenue was $1,308,137 for the three months ended June 30, 2021, compared to $1,051,980 for the three months ended June 30, 2020 for continuing operations, resulting in an increase of $256,157, or 24.3%, over the comparative quarters. The increase is due to new government customers and a return of existing customers as the effects of COVID-19 have been mitigated, schools have generally recommenced in-person learning, mandatory lock-downs have generally decreased in frequency, and general economic conditions have generally improved year-over-year.

Operating Expenses

Direct costs of revenues were $884,630 and $561,855 (for continuing operations) for the three months ended June 30, 2021 and 2020, respectively, resulting in an increase of $322,775, or 57.4%. This increase was primarily a result of higher overall sales including new lower margin government sales increasing at a greater rate than the increase in our other sales. Our gross margin decreased from 46.6% as of June 30, 2020, to 32.4% as of June 30, 2021. The decrease in margin is primarily due to lower margins on government contracts.

General and administrative expenses were $354,590 for the three months ended June 30, 2021, compared to $424,073 for the same period in 2020. This decrease in general and administrative expenses was approximately 16.4%, primarily due to due to more efficient use of resources.

Marketing and selling expenses were $58,403 for the three months ended June 30, 2021, compared to $63,281 for the same period in 2020. The decrease in marketing and selling expenses was approximately 7.7%, primarily due to new marketing techniques utilized in the most recent comparative period and an increased stockholder awareness in our products.

Primarily as a result of the factors described above, our net loss from continuing operations was $29,462 for the three months ended June 30, 2021, compared to net income from continuing operations of $7,154 for the three months ended June 30, 2020.

Discontinued Operations

The net income from discontinued operations for the three months ended June 30, 2020 was $96,635. Net income from discontinued operations in 2020 is related to the gain on disposal of the Disposed Company, ADM Enterprises.

For the Six Months Ended June 30, 2021 and 2020

Revenues

Our revenue was $2,455,589 for the six months ended June 30, 2021, compared to $1,932,762 for the six months ended June 30, 2020 for continuing operations, resulting in an increase of $522,827, or 27.1%. The increase is due to new government customers and a return of existing customers. The negative COVID19 effect on sales seems to be declining.

Operating Expenses

Direct costs of revenues were $1,539,548 and $1,283,374 (for continuing operations) for the six months ended June 30, 2021 and 2020, respectively, resulting in an increase of $256,174, or 20.0%. This increase was a direct result of increased sales with a minimal increase in fixed expenses. The gross margin increased from 33.6% as of June 30, 2020 to 37.3% as of June 30, 2021. The increase in margin is due to new government customers and a return of existing customers.

General and administrative expenses were $762,357 for the six months ended June 30, 2021 compared to $616,770 for the same period in 2020. The increase in 2021 in general and administrative expenses was approximately 23.6% primarily due to operational growth.

Marketing and selling expenses were $122,963 for the six months ended June 30, 2021 compared to $88,540 for the same period in 2020. The increase in 2021 in marketing and selling expenses was approximately 38.9% primarily due to new marketing techniques and increase stockholder awareness.

As a result, net loss from continuing operations was $10,204 for the six months ended June 30, 2021, compared to net loss for continuing operations of $62,456 for the six months ended June 30, 2020.

Discontinued Operations

The net income from discontinued operations for the six months ended June 30, 2020 was $96,635. Net income from discontinued operations in 2020 is related to the gain on disposal of ADM Enterprises, Inc.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2021 compared to the six months ended June 30, 2020

We had cash provided by operations of $275,356 for the six months ended June 30, 2021, compared to cash used in operations of $125,701 for the six months ended June 30, 2020. The increase in positive cash flow from operating activities for the six months ended June 30, 2021, is attributable to a decrease in related party accounts receivable and an increase accrued expenses. Cash used in operations for the six months ended June 30, 2020, is primarily attributable to the Company paying prior accruals and payables .

We had cash used in investing activities of $0 for the six months ended June 30, 2021, and $12,759 for the six months ended June 30, 2020.

We had cash used financing activities of $69,860 for the six months ended June 30, 2021, compared to cash used in $0 for the same period in 2020.

We will  likely have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net loss of $10,204 and cash provided by operating activities of $275,356 for the six months ended June 30, 2021. The Company had working capital deficit and retained earnings of $235,163 and $67,907, respectively, as of June 30, 2021. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern .

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Non.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, filed on October 8, 2013).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Amendment No. 2 to our Registration on Form S-1/A, filed on March 19, 2014).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on October 8, 2013).
10.1	Indemnification Agreement by and between the Company and Ardell D. Mees (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 14, 2020).
31.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (2)	XBRL Taxonomy Extension Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed herewith.

(2) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM ENDEAVORS, INC.

Dated: July 19, 2021		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

