Form 10-Q
period 2021-09-30
ADM ENDEAVORS, INC.
filed 2021-11-03
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 163,652,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$654,200	$277,364
Accounts receivable, net	505,342	66,305
Accounts receivable, related party	-	110,050
Inventory	60,545	207,576
Prepaid expense	44,984	106,565
Other current assets	15,492	4,610
Total current assets	1,280,563	772,470

Property and equipment, net	1,352,995	1,120,553
Goodwill	688,778	688,778

Total assets	$3,322,336	$2,581,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$129,021	$4,866
Accrued expenses	342,525	172,923
Current portion of notes payable -secured	261,879	523,698
Convertible notes payable, net of discounts	106,092	106,092
Derivative liabilities	218,505	222,712

Total current liabilities	1,058,022	1,030,291

Noncurrent liabilities
Notes payable - secured, net of current portion	129,514	-

Total noncurrent liabilities	129,514	-

Total liabilities	1,187,536	1,030,291

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of September 30, 2021 and December 31, 2020	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 163,652,143 shares issued and outstanding at September 30, 2021 and December 31, 2020	163,652	163,652
Additional paid-in capital	1,307,747	1,307,747
Retained earnings	661,401	78,111
Total stockholders’ equity	2,134,800	1,551,510

Total liabilities and stockholders’ equity	$3,322,336	$2,581,801

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
School uniform sales	$1,120,119	$387,852	$1,286,298	$499,245
Promotional sales	1,359,632	1,202,605	3,649,042	3,023,974
Total revenue	2,479,751	1,590,457	4,935,340	3,523,219

Operating expenses
Direct costs of revenue	1,540,937	750,185	3,080,485	2,033,559
General and administrative	397,259	804,897	1,159,616	1,421,667
Marketing and selling	50,426	38,370	173,389	126,910

Total operating expenses	1,988,622	1,593,452	4,413,490	3,582,136

Operating income (loss)	491,129	(2,995)	521,850	(58,917)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	23,662	4,178	4,207	(2,193)
Gain on insurance settlement	-	10,000	-	10,000
Gain on forgiveness of debt	169,495	-	169,495	-
Other income	5,020	-	5,020	-
Interest expense	(1,979)	(28)	(12,196)	(191)

Total other income (expense)	196,198	14,150	166,526	7,616

Income (loss) before tax provision	687,327	11,155	688,376	(51,301)

Provision for income taxes	93,833	31,269	105,086	31,269

Net income (loss) from continuing operations	593,494	(20,114)	583,290	(82,570)

Net income from discontinued operations	-	-	-	96,635

Net income (loss)	$593,494	$(20,114)	$583,290	$14,065

Net income per share for continuing operations - basic	$0.00	$(0.00)	$0.00	$0.00
Net income (loss) per share for continuing operations - diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted average number of shares outstanding
basic	163,652,143	156,418,447	163,652,143	144,553,603
diluted	188,085,883	181,897,112	188,085,883	170,064,876

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2019	2,000,000	$2,000	136,270,000	$136,270	$539,629	$101,398	$779,297

Common stock issued for services	-	-	4,650,000	4,650	252,850	-	257,500
Common stock issued for services	-	-	22,232,143	22,232	475,768	-	498,000
Common stock issued for services	-	-	500,000	500	39,500	-	40,000
Net income	-	-	-	-	-	14,065	14,065
Balance at September 30, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$115,463	$1,588,862

Balance at December 31, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$78,111	$1,551,510
Net income	-	-	-	-	-	583,290	583,290
Balance at September 30, 2021	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$661,401	$2,134,800

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$583,290	$14,065
Adjustments to reconcile net income to net cash provided by (used in) continuing operations:
Depreciation and amortization	50,095	50,457
Stock-based compensation	65,625	153,125
Bad debt expense	2,221	5,106
Gain on disposal of ADM Enterprises, Inc.	-	(96,635)
Change in derivative liability	(4,207)	2,193
Gain on forgiveness of debt	(169,495)	-
Changes in operating assets and liabilities:
Accounts receivable	(441,258)	(226,408)
Accounts receivable, related party	110,050	-
Inventory	147,031	(66,452)
Prepaid expenses and other assets	(14,926)	2,729
Accounts payable	124,155	72,876
Accrued expenses	169,602	(62,359)
Net cash provided by (used in) operating activities	622,183	(151,303)

Cash flows used in investing activities
Purchase of property and equipment	(110,537)	-
Disposal of ADM Enterprises, Inc.	-	(12,759)
Net cash used in investing activities	(110,537)	(12,759)

Cash flows used in financing activities:
Proceeds from notes payable	-	179,495
Repayments on notes payable	(134,810)	-
Net cash provided by (used in) financing activities	(134,810)	179,495

Net change in cash	376,836	15,433

Cash at beginning of period	277,364	288,180

Cash at end of period	$654,200	$303,613
Supplemental disclosure of cash flow information:

Cash paid for interest	$8,140	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for acquisition of land	$-	$498,000
Note payable issued for property and equipment	$172,000	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2021

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

The Company has been affected negatively by COVID-19 as a significant portion of the Company’s sales are for school uniforms which, due to COVID-19 and the closing of schools nationwide, should have a negative impact on the Company’s financials in the first quarter of 2020. We expect this trend to gradually improve going forward.

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

The unaudited consolidated financial statements of the Company for the nine month periods ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at September 30, 2021. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at September 30, 2021 was $404,200. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at September 30, 2021 and December 31, 2020. The Company had bad debt expense of $2,221 and $5,106 for the nine months ended September 30, 2021 and 2020, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $60,545 and $207,576 as of September 30, 2021 and December 31, 2020, respectively.

Four vendors accounted for approximately 83% of inventory purchases during the nine months ended September 30, 2021. Two vendors accounted for approximately 37% of inventory purchases during the nine months ended September 30, 2020. These same vendors made up 77% and 0% of our accounts payable as of September 30, 2021 and December 31, 2020, respectively.

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

The Company adopted the provisions of FASB ASC 820 (the Fair Value Topic) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2021 and December 31, 2020.

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

The following is a reconciliation of basic and diluted earnings per common share for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
	2021	2020
Basic earnings per common share
Numerator:
Net earnings available to common shareholders	$583,290	$14,065
Denominator:
Weighted average common shares outstanding	163,652,143	144,553,603

Basic earnings per common share	$0.00	$0.00

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$583,290	$14,065
Add convertible debt interest	-	-
Net income available to common shareholders	$583,290	$14,065
Denominator:
Weighted average common shares outstanding	163,652,143	144,553,603
Preferred shares	20,000,000	20,000,000
Convertible debt	4,433,740	5,511,273
Adjusted weighted average common shares outstanding	188,085,883	170,064,876

Diluted earnings per common share	$0.00	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2021 and December 31, 2020. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended , 2021 and 2020.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of September 30, 2021 and December 31, 2020.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net income of $583,290 and cash provided by operating activities of $622,183 for the nine months ended September 30, 2021. As of September 30, 2021, the Company had a working capital of $222,541, and retained earnings of $661,401. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 3, 2021, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional five years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the nine months ended September 30, 2021 and 2020 the Company paid $62,870 and $16,076, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school each school year. The agreement is for each school year ending through May 31, 2021.

During the nine months ended September 30, 2021 and 2020, the Company paid $4,459 and$0 for the uniform supply agreement.

NOTE 5 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Land	$970,455	$970,455
Equipment	368,868	368,868
Autos and trucks	72,898	72,898
Construction in process	26,150	-
Land and building – rental property	256,388	-
Less: accumulated depreciation	(341,764)	(291,668)
Property and equipment, net	$1,352,995	$1,120,553

During August 2021, the Company acquired land and building for consideration totaling $282,537, of which $110,537 was paid in cash and the remainder with a Note Payable.

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $50,095 and $50,457, respectively.

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

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of September 30, 2021, the convertible debt would convert to 4,433,740 common shares.

The note balance was $106,092 as of September 30, 2021 and December 31, 2020.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2021 and December 31, 2020:

				Fair value at
	Level 1	Level 2	Level 3	September 30, 2021
Liabilities:
Derivative liabilities	$-	$-	$218,505	$218,505

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2020
Liabilities:
Derivative liabilities	$-	$-	$222,712	$222,712

As of September 30, 2021 and 2020, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0239 and $0.0163, risk-free rate of 0.05% and 0.11% and, respectively. Included in derivative income (loss) in the accompanying consolidated statements of operations is income (expense) arising from the change in fair value of the derivatives gain of $4,207 and derivative loss of $2,193 during the nine months ended September 30, 2021 and 2020, respectively.

Fair value at December 31, 2020	$222,712
Gain on change in fair value of derivative liabilities	(4,207)
Fair value at September 30, 2021	$218,505

Notes Payable

On April 5, 2020, the Company received a Small Business Administration (“SBA”) loan under the government’s assistance related to COVID-19. The SBA loan was for $169,495 with an interest rate of 0.98% and due in eight weeks. The SBA loan is to assist the Company in payroll during the COVID-19 time period. The SBA loan is forgivable if the Company payroll during this time utilizes all of the monies provided. In 2020, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. During the nine months ended September 30, 2021, the Company was notified that the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the U.S. Small Business Administration (“SBA”).

On October 16, 2020, the Company entered into a secured promissory note in the amount of $372,000. The note is secured by the deed of trust on the property and bears interest at 5% and is due on October 16, 2021. In October 2021, the note was extended to October 16, 2022.

On August 3, 2021, the Company entered into a secured promissory note in the amount of $172,000. The note is secured by the deed of trust on the property and bears interest at 4.5% and is due on August 3, 2026.

As of September 30, 2021, the secured notes payable balance was $391,393, consisting of long term notes payable of $129,514 and current portion of notes payable of $261,879. As of December 31, 2021 the notes payable balance was $523,698.

NOTE 7 – ACCRUED EXPENSES

The Company had total accrued expenses of $342,576 and $172,923 as of September 30, 2021 and December 31, 2020, respectively. See breakdown below of accrued expenses as follows:

	September 30, 2021	December 31, 2020
Credit cards payable	$122,916	$43,046
Accrued interest	53,046	54,292
Accrued taxes	107,279	-
Other accrued expenses	59,284	75,585
Total accrued expenses	$342,525	$172,923

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense of $65,000 to M & M for the nine months ended September 30, 2021 and 2020.

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

A Consultant engaged by the Company in 2020 is the owner of 24.7.365 Hockey, Inc., a customer of the Company. During the nine ended September 30, 2020, 24.7.365 Hockey, Inc. made up approximately 1.4% of revenue. As of September 30, 2021 and December 31, 2020, 24.7.365 Hockey, Inc. accounted for 0% and 62% of accounts receivable, respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 163,652,143 outstanding shares of common stock at September 30, 2021 and December 31, 2020. There were 2,000,000 outstanding shares of preferred stock as of September 30, 2021 and December 31, 2020, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

NOTE 10 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the nine months ended September 30, 2021, two customers made up 42% of revenues, and for the nine months ended September 30, 2020 one customer made up 52% of revenues, respectively. Two customers accounted for 67% of accounts receivable as of September 30, 2021. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2020.

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

The Company has been affected negatively by COVID-19 as a significant portion of the Company’s sales are for school uniforms which, due to COVID-19 and the closing of schools nationwide, should have a negative impact on the Company’s financials. Additionally, the Company experienced delivery delays during the first quarter of 2020 due to slowed production in China due to COVID-19, but management does not expect this will significantly impact gross sales due to the diverse growth the Company is experiencing. The Company has seen a reduced negative affect from COVID. Sales in the school uniform division have rebounded nicely. The new threat on the horizon is the supply chain challenges. It has become harder and more expensive to find and source product. We are not sure of how long this will continue and to what extent it will affect future sales.

For the Three Months Ended September 30, 2021 and 2020

Revenues

Our revenue was $2,479,751 for the three months ended September 30, 2021, compared to $1,590,457 for the three months ended September 30, 2020 for continuing operations, resulting in an increase of $889,294, or 55.9%, over the comparative quarters. The increase is due to new government customers and a return of existing customers as the effects of COVID-19 have been mitigated, schools have generally recommenced in-person learning, mandatory lock-downs have generally decreased in frequency, and general economic conditions have generally improved year-over-year.

Operating Expenses

Direct costs of revenues were $1,540,937 and $750,185 (for continuing operations) for the three months ended September 30, 2021 and 2020, respectively, resulting in an increase of $790,752, or 105.4%. This increase was a result of higher overall sales including new lower margin government sales. Our gross margin decreased from 52.8% during the three months ended September 30, 2020, to 37.9% during the three months ended September 30, 2021. The decrease in margin is primarily due to lower margins on government contracts.

General and administrative expenses were $397,259 for the three months ended September 30, 2021, compared to $804,897 for the same period in 2020. This decrease in general and administrative expenses was approximately 50.6%, primarily due to due to cost cutting and more efficient use of resources.

Marketing and selling expenses were $50,426 for the three months ended September 30, 2021, compared to $38,370 for the same period in 2020. The increase in marketing and selling expenses was approximately 31.4%, primarily due to new marketing techniques utilized in the most recent comparative period and an increased stockholder awareness in our products.

Primarily as a result of the factors described above, our net income from continuing operations was $593,494 for the three months ended September 30, 2021, compared to net loss from continuing operations of $20,114 for the three months ended September 30, 2020.

For the Nine Months Ended September 30, 2021 and 2020

Revenues

Our revenue was $4,935,340 for the nine months ended September 30, 2021, compared to $3,523,219 for the nine months ended September 30, 2020 for continuing operations, resulting in an increase of $1,412,121, or 40.1%. The increase is due to new government customers and a return of existing customers. The negative COVID19 effect on sales seems to be declining.

Operating Expenses

Direct costs of revenues were $3,080,485 and $2,033,559 (for continuing operations) for the nine months ended September 30, 2021 and 2020, respectively, resulting in an increase of $1,046,926, or 51.5%. This increase was a direct result of increased sales with a minimal increase in fixed expenses. The gross margin decreased from 42.3% during the nine months ended September 30, 2020 to 37.6% during the nine months ended September 30, 2021. The increase in margin is due to a lower cost needed to obtain new sales and lower margins on government contracts.

General and administrative expenses were $1,159,616 for the nine months ended September 30, 2021 compared to $1,421,667 for the same period in 2020. The decrease in 2021 in general and administrative expenses was approximately 18.4% primarily due to cost cutting and more efficient use of resources.

Marketing and selling expenses were $173,389 for the nine months ended September 30, 2021 compared to $126,910 for the same period in 2020. The increase in 2021 in marketing and selling expenses was approximately 36.6% primarily due to new marketing technique and increase stockholder awareness.

As a result, net income from continuing operations was $583,290 for the nine months ended September 30, 2021, compared to net loss for continuing operations of $82,570 for the nine months ended September 30, 2020.

Discontinued Operations

The net income from discontinued operations for the nine months ended September 30, 2020 was $96,635. Net income from discontinued operations in 2020 is related to the gain on disposal of ADM Enterprises, Inc.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

We had cash provided by operations of $622,183 for the nine months ended September 30, 2021, compared to cash used in operations of $151,303 for the nine months ended September 30, 2020. The increase in positive cash flow from operating activities for the nine months ended September 30, 2021, is attributable to a decrease in inventory and an increase in accounts receivable, accounts payable and accrued expenses. Cash used in operations for the nine months ended September 30, 2020, is primarily attributable to the Company paying prior accruals and payables.

We had cash used in investing activities of $110,537 for the nine months ended September 30, 2021, and $12,759 for the nine months ended September 30, 2020.

We had cash used financing activities of $134,810 for the nine months ended September 30, 2021, compared to cash provided by financing activities of $179,495 for the same period in 2020.

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

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net income of $583,290 and cash provided by operating activities of $622,183 for the nine months ended September 30, 2021. The Company had working capital and retained earnings of $222,541 and $661,401, respectively, as of September 30, 2021. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ADM ENDEAVORS, INC.

Dated: November 03, 2021		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

