Form 10-K
period 2021-12-31
ADM ENDEAVORS, INC.
filed 2022-03-15
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021: 7,318,554

As of March 11, 2022, the issuer had 153,652,143 shares of its common stock issued and outstanding.

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

On April 19, 2018, the Company acquired Just Right Products, Inc. (“Just Right Products”), a Texas corporation. The acquisition of 100% of Just Right Products from its sole shareholder was through a stock exchange whereas the ADM Endeavors, Inc. issued 2,000,000 shares of restricted Series A preferred stock. Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Preferred Shares represents 61% of voting shares, thus there is a change of voting control, and the transaction will be accounted for as a reverse acquisition. As a result of the transaction, Just Right Products became a wholly owned subsidiary of the Company. Even though the Company was incorporated on January 4, 2001, it had no operations until the share exchange agreement with ADM Enterprises on July 1, 2008. All business operations are those of the Company’s wholly owned subsidiaries, Just Right Products and ADM Enterprises from April 2018.

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

Current Business Operations

Just Right Products, Inc.

Since 2010, Just Right Products, Inc. has operated a diverse vertical integrated business, which consists of a retail sales division, screen print promotions, embroidery production, digital production, import wholesale sourcing, and uniforms. All of these divisions are promoted and supported by SEO (Search Engine Optimization) /Web in-house department.

The Retail Sales Division focuses on any product with a logo. It sells a very wide range of products from business cards to coffee cups. Its motto is “We sell anything with a logo.” Just Right Products’ salespeople excel at sales because they are selling the items people like to buy. Our sales consist of sales made by in-house hourly employees and commissioned-based employees. In-house accounts are more profitable for Just Right Products than commissioned sales. Based on profitability reasons, Just Right Products has focused its resources on SEO and Website to develop more in-house customers.

The Screen Printing Department utilizes its five screen printing machines to print garments and other fabric items. The department can produce over 8,000 units per day. There are two types of orders, as follows: 1) Retail – where printing is done on purchased products, and 2) Contract printing – performed on wholesale customer provided products. Retail sales printing is more profitable whereas contract printing is less profitable but is beneficial at maximizing production capacity. Just Right Products is currently operating at approximately 70% of capacity with its current equipment therefore, growth without additional equipment is feasible.

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

The Company has selected DAC Construction of Red Oak, Texas to build our new corporate headquarters. Danny Christensen and his team have already started the building process. Eyncon Engineering has completed drilling to conduct soil samples. The drilling consisted of four boring holes at 25 ft, and four at 20 ft and three at 6 ft. This drilling is needed to evaluate the soil and substructure before we can pour the foundation, parking and roads. The planned facility will be 80,000 to 100,000 square feet. Funding has tentatively been secured from CapTex bank.

Our company currently outsources signs and banners. We hope to acquire a sign shop allowing us to bring production in house and increase margins and customer base.

The new facility will allow us to add a fulfilment center that will enhance service to existing customers and attract larger customers that require fulfillment. We will also be able to enhance our current online retail store and have the ability to increase our inventory capacity for existing programs.

We will start our second planned development in 2023 on our 10.4 tract of raw land. We plan to submit the proposal for a mixed use of commercial and residential. There is a very strong demand for residential housing in the Dallas Fort Worth area.

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

Every single consumer for every single product is a potential recipient of branded promotional products. Countless thousands of promotional products have a far greater reaching impact than most people might think, considering the following facts: (source: PPAI)

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

Reorganizations, Purchase or Sale of Assets

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises LLC (the “Disposed Company”). The Company made a settlement with Ardell Mees to provide him with the assets of the Disposed Company and in exchange, Mr. Mees assumed all liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees indemnified the Company for any liabilities of the Disposed Company.

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

Holders

As of December 31, 2021, there were 153,652,143 shares of common stock issued, issuable, and outstanding, held by 1,090 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

On June 5, 2013, the Company designated 80,000,000 preferred shares as Series A Convertible Preferred Stock which has the voting power equal to 100 common shares per each share of preferred stock. Each Series A Convertible Preferred Stock is convertible into 10 common shares at any time by the holder. As of December 31, 2021, there are 2,000,000 preferred shares outstanding.

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

Current and Planned Operations

Just Right Products, Inc.

Since 2016 Just Right Products, Inc.’s annual revenues have been growing at approximately 19.6% per year. We anticipate this continued growth rate as all production departments currently have more equipment which currently exceeds the workload potential of the employees. This gives Just Right Products the ability for expansion in revenue with the hiring of additional employees, and/or having the luxury of having backup equipment eliminating down time and the ability to perform large jobs with the help of part-time employees. The additional equipment is also part of a long-term expansion plan for the Company. Just Right Products, Inc. purchased 10 acres of raw land which will be used for expansion of the Company. The goal is to move the entire operation upon completion of a new facility.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2021 TO THE YEAR ENDED DECEMBER 31, 2020

Results of Operations

Revenue

For the year ended December 31, 2021, the Company had revenues of $6,556,864 compared to $5,037,518 for the same period in 2020 from continuing operations. The increase in revenue of $1,519,346, or 30.2%, is primarily due to new YouTube and government customers and a return of existing customers.

Cost of Revenues

The cost of revenues for the year ended December 31, 2021 was $3,990,161 compared to $3,043,512 for the same period in 2020. Cost of revenues for 2021 was 60.9% of revenue compared to 60.4% of revenue for 2020. The primary cause of the increase as a percentage of revenue was a direct result of increased sales with a minimal increase in fixed expenses.

Operating Expenses

The general and administrative expenses were $1,641,648 for the year ended December 31, 2021 compared to $1,914,947 for the same period in 2020. The decrease in 2021 in general and administrative expenses was approximately 14.3% primarily due to decreases in stock-based compensation and professional fess along with cost cutting and more efficient use of resources.

The marketing and selling expenses were $209,979 for the year ended December 31, 2021 compared to $200,296 for the same period in 2020. The increase in 2021 in marketing and selling expenses was approximately 4.8% primarily due to new marketing technique and increase stockholder awareness.

Net Income (Loss) From Continuing Operations

The net income from continuing operations for the year ended December 31, 2021 was $737,348 compared to net loss from continuing operations of $119,922 for the same period in 2020.

Discontinued Operations

The net income from discontinued operations for the year ended December 31, 2020 was $96,635. The majority of the net income from discontinued operations in 2020 is the gain on disposal of ADM Enterprises, Inc.

Liquidity and Capital Resources

General

At December 31, 2021, we had cash of $418,413. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cashflow from operations and cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our cash provided by operating activities of $498,545 for the year ended December 31, 2021, and we had $59,300 of cash used by operations during the same period in 2020. For the year ended December 31, 2021, net cash provided by operating activities of $498,545 consisted of net income from operations of $737,348, plus $61,454 of non-cash items, consisting primarily of depreciation and amortization of $59,283, less a gain on forgiveness of debt of $169,495 and $126,067 used in changes in operating assets and other operating activities. For the year ended December 31, 2020, net cash used in operating activities of $59,300 consisted of net loss from operations of $23,287, plus $330,344 of non-cash items, consisting primarily of depreciation and amortization of $67,275 and stock-based compensation of $231,875, less a gain on disposal of ADM Enterprises, Inc of $96,635, gain on forgiveness of debt of $10,000 and $259,722 used in changes in operating assets and other operating activities.

Cash used in investing activities during the year ended December 31, 2021, was $143,086 compared to $113,214 during the same period in 2020. For the year ended December 31, 2021, net cash used in investing activities consisted of $143,086 for the purchase of property and equipment. For the year ended December 31, 2020, net cash used in investing activities consisted of $100,455 for the purchase of property and equipment and $12,759 for the disposal of ADM Enterprises, Inc.

Cash used in financing activities was $214,410 for the year ended December 31, 2021, compared to cash provided by financing activities of $161,698 during the comparable period in 2020. For the year ended December 31, 2021, net cash used in financing activities consisted of $214,410 for the repayment of notes payable. For the year ended December 31, 2020, net cash provided by financing activities consisted of $179,495 of proceeds from notes payable and $17,797 for the repayment of notes payable.

As of December 31, 2021, the Company had working capital of $309,680, of which $218,017 of current liabilities was related to derivative liabilities. As of December 31, 2020, the Company had a work capital deficit of $257,821, of which $222,712 of current liabilities was related to derivative liabilities.

	For the years ended
	December 31,
	2021	2020

Cash provided by (used in) operating activities	$498,545	$(59,300)
Cash used in investing activities	(143,086)	(113,214)
Cash provided by (used in) financing activities	(214,410)	161,698

Net changes to cash	$141,049	$(10,816)

Going Concern

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. The Company concluded that its history of negative working capital and negative cash flows from operating are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has implemented a plan to alleviate such substantial concern as follows. During the year ended December 31, 2021, the Company had net income from continuing operations of $737,348, cash flow from operations of $498,545 and working capital of $527,697 (excluding the non-cash derivative liability). The Company plans to continue to generate additional revenue, improve cash flows from operations and seek additional funding through debt and equity offerings. As a result, following this plan substantial doubt about the Company’s ability to continue as a going concern is alleviated.

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied, and the fair value of the common stock used in stock-based compensation and derivative valuations.

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

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Endeavors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Endeavors, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PWR CPA, LLP

Houston, Texas

PCAOB #6686

We have served as the Company’s auditor since 2020

Houston, Texas

March 11, 2022

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$418,413	$277,364
Accounts receivable, net	711,178	66,305
Accounts receivable, related party	-	110,050
Other receivables, related party	38,516	-
Inventory	139,111	207,576
Prepaid expenses and other current assets	38,854	111,175
Total current assets	1,346,072	772,470

Property and equipment, net	1,376,356	1,120,553
Goodwill	688,778	688,778

Total assets	$3,411,206	$2,581,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$20,872	$4,866
Accrued expenses	350,645	172,923
Income tax payable	114,929	-
Current portion of notes payable -secured	225,837	523,698
Convertible notes payable, net of discounts	106,092	106,092
Derivative liabilities	218,017	222,712

Total current liabilities	1,036,392	1,030,291

Noncurrent liabilities
Notes payable - secured, net of current portion	85,956	-

Total noncurrent liabilities	85,956	-

Total liabilities	1,122,348	1,030,291

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of December 31, 2021 and 2020	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 153,652,143 and 163,652,143 shares issued and outstanding at December 31, 2021 and 2020, respectively	153,652	163,652
Additional paid-in capital	1,317,747	1,307,747
Retained earnings	815,459	78,111
Total stockholders’ equity	2,288,858	1,551,510

Total liabilities and stockholders’ equity	$3,411,206	$2,581,801

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020

Revenue
School uniform sales	$1,417,691	$626,218
Promotional sales	5,139,173	4,411,300
Total revenue	6,556,864	5,037,518

Operating expenses
Direct costs of revenue	3,990,161	3,043,512
General and administrative	1,641,648	1,914,947
Marketing and selling	209,979	200,296

Total operating expenses	5,841,788	5,158,755

Operating income (loss)	715,076	(121,237)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	4,695	(25,248)
Gain on insurance settlement	-	20,000
Gain on forgiveness of debt	169,495	10,000
Other income	11,790	-
Interest expense	(16,634)	(1,437)

Total other income (expense)	169,346	3,315

Income (loss) before tax provision	884,422	(117,922)

Provision for income taxes	147,074	2,000

Net income (loss) from continuing operations	737,348	(119,922)

Net income from discontinued operations	-	96,635

Net income (loss)	$737,348	$(23,287)

Net income (loss) per share for continuing operations - basic	$0.00	$(0.00)
Net income (loss) per share for continuing operations - diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
basic	162,965,330	149,390,176
diluted	187,159,795	149,390,176

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income (loss)	$737,348	$(23,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Depreciation and amortization	59,283	67,275
Stock-based compensation	-	231,875
Bad debt expense	2,171	5,946
Gain on disposal of ADM Enterprises, Inc.	-	(96,635)
Change in derivative liability	(4,695)	25,248
Gain on forgiveness of debt	(169,495)	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(647,044)	(3,781)
Accounts receivable, related party	110,050	(102,320)
Other receivable, related party	(38,516)	-
Inventory	68,465	(68,883)
Prepaid expenses and other assets	72,321	(43,734)
Accounts payable	16,006	(16,645)
Accrued expenses	177,722	(24,359)
Income tax payable	114,929	-
Net cash provided by (used in) operating activities	498,545	(59,300)

Cash flows used in investing activities
Purchase of property and equipment	(143,086)	(100,455)
Disposal of ADM Enterprises, Inc.	-	(12,759)
Net cash used in investing activities	(143,086)	(113,214)

Cash flows used in financing activities:
Proceeds from notes payable	-	179,495
Repayments on notes payable	(214,410)	(17,797)
Net cash provided by (used in) financing activities	(214,410)	161,698

Net change in cash	141,049	(10,816)

Cash at beginning of period	277,364	288,180

Cash at end of period	$418,413	$277,364
Supplemental disclosure of cash flow information:

Cash paid for interest	$16,590	$3,203

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for acquisition of land	$-	$498,000
Note payable issued for property and equipment	$172,000	$372,000

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2019	2,000,000	$2,000	136,270,000	$136,270	$539,629	$101,398	$779,297

Common stock issued for services	-	-	5,150,000	5,150	292,350	-	297,500
Common stock issued for land	-	-	22,232,143	22,232	475,768	-	498,000
Net loss	-	-	-	-	-	(23,287)	(23,287)
Balance at December 31, 2020	2,000,000	2,000	163,652,143	163,652	1,307,747	78,111	1,551,510
Common stock returned by officer			(10,000,000)	(10,000)	10,000	-	-
Net income	-	-	-	-	-	737,348	737,348
Balance at December 31, 2021	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$815,459	$2,288,858

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2021

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

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises (the “Disposed Company”). The Company made a settlement with Ardell Mees to provide him with the assets of the Disposed Company and in exchange, Mr. Mees assumed all liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees indemnified the Company for any liabilities of the Disposed Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary JRP, at December 31, 2021. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to allowance for doubtful accounts, derivative liability and deferred tax valuations.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, the Company had no cash equivalents.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at December 31, 2021 and 2020. The Company had bad debt expense of $2,171 and $5,946 for the years ended December 31, 2021 and 2020, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $139,111 and $207,576 as of December 31, 2021 and 2020, respectively.

Three vendors accounted for approximately 71.5% and 57.6% of inventory purchases during the years ended December 31, 2021 and 2020, respectively. These same vendors made up 0% of our accounts payable as of December 31, 2021 and 2020, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment charges were recorded in fiscal 2020 or 2021 as a result of our qualitative assessments over our single reporting segment.

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

Impairment of Long-lived Assets

The Company follows paragraph 360-10-05-4 of the FASB ASC for its long-lived assets. The Company’s long-lived assets, such as intellectual property, are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2021 and 2020.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020
Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$737,348	$(23,287)
Denominator:
Weighted average common shares outstanding	162,965,330	149,390,176

Basic earnings (loss) per common share	$0.00	$(0.00)
Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$737,348	$(23,287)
Add convertible debt interest	-	-
Net income (loss) available to common shareholders	$737,348	$(23,287)
Denominator:
Weighted average common shares outstanding	162,965,330	149,390,176
Preferred shares	20,000,000	-
Convertible debt	4,194,465	-
Adjusted weighted average common shares outstanding	187,159,795	149,390,176

Diluted earnings (loss) per common share	$0.00	$(0.00)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2021 and 2020. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2021 and 2020.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of December 31, 2021 and 2020.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. The Company concluded that its history of negative working capital and negative cash flows from operating are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has implemented a plan to alleviate such substantial concern as follows. During the year ended December 31, 2021, the Company had net income from continuing operations of $737,348, cash flow from operations of $498,545 and working capital of $527,697 (excluding the non-cash derivative liability). The Company plans to continue to generate additional revenue, improve cash flows from operations and seek additional funding through debt and equity offerings. As a result, following this plan substantial doubt about the Company’s ability to continue as a going concern is alleviated.

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

During the years ended December 31, 2021 and 2020, the Company paid $69,460 and $32,150 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2021.

During the years ended December 31, 2021 and 2020, the Company paid $4,460 and $4,290 for the uniform supply agreement, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation for continuing operations at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Land	$970,455	$970,455
Equipment	368,868	368,868
Autos and trucks	72,898	72,898
Construction in process	58,698	-
Land and building – rental property	256,388	-
Less: accumulated depreciation	(350,951)	(291,668)
Property and equipment, net	$1,376,356	$1,120,553

Depreciation expense for continuing operations for the years ended December 31, 2021 and 2020 was $59,283 and $67,275, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Note Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2022. Subsequent to March 5, 2022, the note was extended to March 5, 2023.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion or 35% of an estimated fair value if not traded.

The note balance was $106,092 as of December 31, 2021 and 2020.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Amortization of the debt discount totaled $16,548 during the year ended December 31, 2020.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2021 and 2020:

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2021
Liabilities:
Derivative liabilities	$-	$-	$218,017	$218,017

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2020
Liabilities:
Derivative liabilities	$-	$-	$222,712	$222,712

As of December 31, 2021 and 2020, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0239 and $0.0277, risk-free rate of 0.05% and 0.19% and, respectively. Included in Derivative Income in the accompanying consolidated statements of operations is expense arising from the gain on change in fair value of the derivatives of $4,695 and loss on change in fair value of the derivatives of $25,248 during the years ended December 31, 2021 and 2020, respectively.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2021 and 2020:

Fair value at December 31, 2019	$197,464
Loss on change in fair value of derivative liabilities	25,248
Fair value at December 31, 2020	222,712
Gain on change in fair value of derivative liabilities	(4,695)
Fair value at December 31, 2021	$218,017

Notes Payable

On April 5, 2020, the Company received a Small Business Administration (“SBA”) loan under the government’s assistance related to COVID-19. The SBA loan was for $169,495 with an interest rate of 0.98% and due in eight weeks. The SBA loan is to assist the Company in payroll during the COVID-19 time period. The SBA loan is forgivable if the Company payroll during this time utilizes all of the monies provided. In 2020, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. During the year ended December 31, 2021, the Company was notified that the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the U.S. Small Business Administration (“SBA”).

On April 29, 2020, the Company received the government assistance check of $10,000 related to the COVID-19 response by the government to assist companies during the pandemic. The Company recorded the $10,000 grant as a gain in the consolidated statements of operations.

On October 16, 2020, the Company entered into a secured promissory note in the amount of $372,000. The note is secured by the deed of trust on the property and bears interest at 5% and is due on October 16, 2021. In October 2021, the note was extended to April 16, 2022. As of December 31, 2021 and 2020, the secured loan balance was $212,706 and $354,203, respectively.

On August 3, 2021, the Company entered into a secured promissory note in the amount of $172,000. The note is secured by the deed of trust on the property and bears interest at 4.5% and is due on August 3, 2026. The monthly payments under the agreement are due in fifty nine installments of $1,094, with the remaining balance due at maturity. As of December 31, 2021 0, the secured loan balance was $99,087.

As of December 31, 2021, the secured notes payable balance was $311,793, consisting of long term notes payable of $85,956 and current portion of notes payable of $225,837. As of December 31, 2020 the notes payable balance was $523,698.

Future maturities of debt as of December 31, 2021 are as follows:

2022	$221,425
2023	9,260
2024	9,685
2025	10,130
2026	61,158
Total	$311,658

NOTE 7 – ACCRUED EXPENSES

The Company had total accrued expenses for continuing operations of $350,645 and $172,923 as of December 31, 2021 and 2020, respectively. See breakdown below of accrued expenses as follows:

	December 31, 2021	December 31, 2020
Credit cards payable	$197,234	$43,046
Accrued interest	53,046	54,292
Other accrued expenses	100,365	75,585
Total accrued expenses	$350,645	$172,923

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The Company incurred lease expense of $117,962 and $78,000, respectively, to M & M for the years ended December 31, 2021 and 2020. The Company incurred equipment rental expense to M&M of approximately $9,000 for the years ended December 31, 2021 and 2020. As of December 31, 2021, an officer owed the Company $9,201,which was recorded as other receivable, related party. As of December 31, 2021 there were $28,968 in advances to employees included in other receivables, related party.

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

A Consultant engaged by the Company 2020 is the owner of 24.7.365 Hockey, Inc., a customer of the Company. During the year ended December 31, 2020, 24.7.365 Hockey, Inc. made up approximately 3% of revenue. As of December 31, 2020, 24.7.365 Hockey, Inc. accounted for 62% of accounts receivable.

Employment Agreements

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 153,652,143 and 163,652,143 outstanding shares of common stock at December 31, 2021 and 2020, respectively. There were 2,000,000 outstanding shares of preferred stock as of December 31, 2021 and 2020, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On December 6, 2021, Marc Johnson, the Company’s CEO, agreed to return and cancel 10,000,000 shares of common stock.

On May 1, 2018, the Company entered into a consulting agreement for financial services and business development for a term of one year and agreed to issue 2,250,000 common shares earned on a monthly basis to an officer’s family member. This agreement was renewed on May 30, 2020. During the year ended December 2020, the Company issued 2,250,000 shares related to the agreements. The Company recorded expense of $65,625 and $91,875 for the years ended December 31, 2021 and 2020, respectively.

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

NOTE 10 – CUSTOMER CONCENTRATION

Concentration of revenue

During the year ended December 31, 2021, two customers made up approximately 44% and for the year ended December 31, 2020 two customers made up 57% of revenues, respectively.

Concentration of accounts receivable

Two customers accounted for 64% of accounts receivable as of December 31, 2021. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2020 except as noted in the related party transactions.

NOTE 11 – LEASE LIABILITY

Operating Leases

The Company leases approximately 18,000 square feet of space in Haltom City, Texas, on a month to month basis. This facility serves as our corporate headquarters, manufacturing facility and showroom. The lease is with M & M Real Estate, Inc. (“M & M”), a company owned solely by our majority shareholder and director of the Company. Lease expense related to this facility was approximately $118,000 and $78,000 for the years ended December 31, 2021 and 2020, respectively.

The Company has approximately 6,000 square feet of space in Arlington, Texas, which serves as an academic showroom, pursuant to a lease that expired on June 1, 2020. The Company is leasing this space on a month-to-month basis beginning June 1, 2020.

NOTE 12 – DISCONTINUED OPERATIONS

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises LLC (the “Disposed Company”). The Company made a settlement with Ardell Mees to provide him with the assets of the Disposed Company and in exchange, Mr. Mees assumed all liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement whereby Mr. Mees indemnified the Company for any liabilities of the Disposed Company.

The Disposed Company reported net income of $96,635 for the year ended December 31, 2020.

Reconciliation of the Items Constituting Profit and (Loss)

from Discontinued Operations

For the Years Ended December 31,

	2021	2020
Revenue	$-	$-
Direct costs of revenue	-	-
General and administrative	-	-
Marketing and selling	-	-
Income from operations	-	-
Gain from forgiveness of debt	-	-
Gain on disposal	-	96,635
Net income	$-	$96,635

NOTE 13 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2021 and 2020), as follows:

	December 31, 2021	December 31, 2020
Tax expense (benefit) at the statutory rate	$186,000	$(4,000)
Permanent differences	(36,000)	(6,000)
Other	(11,000)
Change in valuation allowance	8,000	12,000
Total	$147,000	$2,000

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The Company has no material deferred tax assets and liabilities at December 31, 2021 and 2020.

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2021 and 2020 were fully offset by a 100% valuation allowance. The net operating loss carry forward was fully utilized in 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the Chief Operating Officer (COO), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO, CFO and COO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and COO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of December 31, 2021, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Management’s Remediation Plans

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
●	The Company will add sufficient accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.
●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Name	Age	Position
Marc Johnson	52	Chief Executive Officer, Chief Financial Officer and Chairman
Sarah Nelson	44	Chief Operating Officer and Director

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

SUMMARY COMPENSATION TABLE

						Non-	Non-
						equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Marc Johnson, CEO and Director (1)	2021	$250,000	$-	$-	$-	$-	$-	$-	$250,000
	2020	$250,000	$-	$-	$-	$-	$-	$-	$250,000

Ardell Mees, CEO, CFO and Director (2)	2021	$-	$-	$-	$-	$-	$-	$-	$-
	2020	$-	$-	$-	$-	$-	$-	$-	$-

Motasem Khanfur, CFO (3) (4)	2021	$-	$-	$-	$-	$-	$-	$-	$-
	2020	$18,524	$-	$10,000	$-	$-	$-	$-	$28,524

Sarah Nelson, COO (3)	2021	$36,000	$-	$20,000	$-	$-	$-	$-	$56,000
	2020	$36,000	$-	$20,000	$-	$-	$-	$-	$56,000

Andreana McKelvery, Director (2)	2021	$-	$-	$-	$-	$-	$-	$-	$-
	2020	$-	$-	$5,000	$-	$-	$-	$-	$5,000

(1) Appointed on April 19, 2018 as COO and Director. On January 8, 2020, resigned as COO and appointed as CEO.

(2) Resigned on January 8, 2020.

(3) Appointed on January 9, 2020.

(4) Resigned on May 8, 2020.

Employment Agreements

On January 8, 2020, Mr. Khanfur executed a two-year agreement with the Company which provides an annual salary of $50,000 and an issuance of 500,000 shares of common stock of the Company. Mr. Khanfur resigned from the CFO position on May 8, 2020 because of potential conflicts from outside accounting work done for other entities. He continues to provide services to the subsidiary Just Right Products, Inc.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2020, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Options Unexercisable	Equity Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Value of Shares or Units Market Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights Not Vested	Value of Unearned Shares Units or Other Rights Not Vested
Marc Johnson, CEO, CFO and Director	-	-	-	-	-	-	-	-	-
Sarah Nelson, COO and Director	-	-	-	-	-	-	-	-	-

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the years ended December 31, 2021 and 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2021, we had 153,652,143 shares of common stock issued, issuable and outstanding. The following table sets forth information known to us as of December 31, 2020 relating to the beneficial ownership of shares of our common stock by:

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

		Number of
		Shares	Percent
	Name and Address of	Beneficially	of
Title of Class	Beneficial Owner	Owned (1)	Class (2)
Common Stock	Marc Johnson (4)	54,676,548	35.58%
Common Stock	M&M Real Estate, Inc. (3)	22,232,143	14.47%
Common Stock	Sarah Nelson (3) (4)	1,426,587	.93%
Common Stock	All directors and named executive officers as a group (2 persons)	78,335,278	50.98%

Preferred Stock	Marc Johnson (4)	2,000,000	100.0%
Preferred Stock	Sarah Nelson (4)	-	-
Preferred Stock	All directors and named executive officers as a group (4 persons)	2,000,000	100.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)	As of December 31, 2021, a total of 153,652,143 shares of the Company’s common stock and 2,000,000 shares of the Company’s preferred stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Marc Johnson is the owner of M&M Real Estate, Inc.

(4)	Officer and director.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Office Space

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment is currently $6,500. The Company incurred lease expense of approximately $118,000 and $78,000 to M & M for the years ended December 31, 2021 and 2020, respectively. The Company incurred equipment rental expense to M&M of $9,000 for the years ended December 31, 2021 and 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2021 and 2020 were $54,500 and $56,700. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal year ended December 31, 2021, there were $3,000 billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013).
10.1 (1)	Texas Commercial Lease between M&M Real Estate Inc. and Just Right Products Inc., dated January 1, 2018.
31.1 (1)	Certification of Principal Executive Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

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

ADM ENDEAVORS, INC.

Date: March 15, 2022	By:	/s/ Marc Johnson
	Name:	Marc Johnson
	Title:	Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Marc Johnson	Director	March 15, 2022
Marc Johnson

/s/ Sarah Nelson	Director	March 15, 2022
Sarah Nelson

