Form 10-Q
period 2022-03-31
ADM ENDEAVORS, INC.
filed 2022-05-10
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 153,652,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$582,749	$418,413
Accounts receivable, net	233,000	711,178
Other receivable, related party	43,947	38,516
Inventory	230,117	139,111
Prepaid expenses and other current assets	20,127	38,854
Total current assets	1,109,940	1,346,072

Property and equipment, net	1,569,179	1,376,356
Goodwill	688,778	688,778

Total assets	$3,367,897	$3,411,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$151,940	$20,872
Accrued expenses	233,456	350,645
Income tax payable	119,850	114,929
Current portion of notes payable -secured	189,330	225,837
Convertible notes payable, net of discounts	106,092	106,092
Derivative liabilities	220,035	218,017

Total current liabilities	1,020,703	1,036,392

Noncurrent liabilities
Notes payable - secured, net of current portion	41,906	85,956

Total noncurrent liabilities	41,906	85,956

Total liabilities	1,062,609	1,122,348

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of March 31, 2022 and December 31, 2021	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 153,652,143 shares issued and outstanding at March 31, 2022 and December 31, 2021	153,652	153,652
Additional paid-in capital	1,317,747	1,317,747
Retained earnings	831,889	815,459
Total stockholders’ equity	2,305,288	2,288,858

Total liabilities and stockholders’ equity	$3,367,897	$3,411,206

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021

Revenue
School uniform sales	$105,143	$91,230
Promotional sales	1,076,934	1,056,222
Total revenue	1,182,077	1,147,452

Operating expenses
Direct costs of revenue	749,382	654,918
General and administrative	394,329	407,767
Marketing and selling	18,314	64,560

Total operating expenses	1,162,025	1,127,245

Operating income	20,052	20,207

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	(2,018)	14,403
Other income	6,760	-
Interest expense	(3,443)	(9,694)

Total other income (expense)	1,299	4,709

Income before tax provision	21,351	24,916

Provision for income taxes	4,921	5,658

Net income	$16,430	$19,258

Net income per share - basic	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00

Weighted average number of shares outstanding
basic	153,652,143	163,652,143
diluted	178,361,413	187,489,105

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2021	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$815,459	$2,288,858
Net income	-	-	-	-	-	16,430	16,430
Balance at March 31, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$831,889	$2,305,288

Balance at December 31, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$78,111	$1,551,510
Net income	-	-	-	-	-	19,258	19,258
Balance at March 31, 2021	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$97,369	$1,570,768

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$16,430	$19,258
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	8,767	16,431
Stock-based compensation	-	39,375
Bad debt expense	-	559
Change in derivative liability	2,018	(14,403)
Changes in operating assets and liabilities:
Accounts receivable	478,178	(184,279)
Accounts receivable, related party	-	110,050
Other receivable, related party	(5,431)	-
Inventory	(91,006)	54,628
Prepaid expenses and other assets	18,727	(8,839)
Accounts payable	131,068	66,083
Accrued expenses	(117,189)	45,898
Income tax payable	4,921	-
Net cash provided by operating activities	446,483	144,761

Cash flows used in investing activities
Purchase of property and equipment	(201,590)	-
Net cash used in investing activities	(201,590)	-

Cash flows used in financing activities:
Repayments on notes payable	(80,557)	(33,000)
Net cash used in financing activities	(80,557)	(33,000)

Net change in cash	164,336	111,761

Cash at beginning of period	418,413	277,364

Cash at end of period	$582,749	$389,125
Supplemental disclosure of cash flow information:

Cash paid for interest	$16,590	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2022

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

The unaudited consolidated financial statements of the Company for the three month periods ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at March 31, 2022. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at March 31, 2022 was $332,749. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at March 31, 2022 and December 31, 2021. The Company had bad debt expense of $0 and $559 for the three months ended March 31, 2022 and 2021, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $230,117 and $139,111 as of March 31, 2022 and December 31, 2021, respectively.

Three vendors accounted for approximately 91% of inventory purchases during the three months ended March 31, 2022. Four vendors accounted for approximately 98% of inventory purchases during the three months ended March 31, 2021.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2022 or 2021 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2022 and December 31, 2021.

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

The following is a reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Basic earnings per common share
Numerator:
Net earnings available to common shareholders	$16,430	$19,258
Denominator:
Weighted average common shares outstanding	153,652,143	163,652,143

Basic earnings per common share	$0.00	$0.00

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$16,430	$19,258
Add convertible debt interest	-	-
Net income available to common shareholders	$16,430	$19,258
Denominator:
Weighted average common shares outstanding	153,652,143	163,652,143
Preferred shares	20,000,000	20,000,000
Convertible debt	4,709,270	3,836,962
Adjusted weighted average common shares outstanding	178,361,413	187,489,105

Diluted earnings per common share	$0.00	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2022 and December 31, 2021. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended March 31, 2022 and 2021.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of March 31, 2022 and December 31, 2021.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May _,  2022, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional five years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the three months ended March 31, 2022 and 2021 the Company paid $5,953 and $4,810, respectively, for the franchise agreement.

Building Commitment

On March 9, 2022, the Company signed a $985,000 purchase order for a steel building which will be their new corporate headquarters. On the same day, the Company paid a $195,000 deposit to begin construction.

NOTE 4 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Land	$970,455	$970,455
Equipment	368,868	368,868
Autos and trucks	72,898	72,898
Construction in process	260,288	58,698
Land and building – rental property	256,388	256,388
Less: accumulated depreciation	(359,718)	(350,951)
Property and equipment, net	$1,569,179	$1,376,356

Depreciation expense for the three months ended March 31, 2022 and 2021 was $8,767 and $16,431, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2022. During the three months ended March 31, 2022, the note was extended to March 5, 2023.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of March 31, 2022, the convertible debt would convert to 4,709,270 common shares.

The note balance was $106,092 as of March 31, 2022 and December 31, 2021.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2022 and December 31, 2021:

				Fair value at
	Level 1	Level 2	Level 3	March 31, 2022
Liabilities:
Derivative liabilities	$-	$-	$220,035	$220,035

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2021
Liabilities:
Derivative liabilities	$-	$-	$218,017	$218,017

As of March 31, 2022 and December 31, 2021, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0225 and $0.02390, risk-free rate of 1.63% and 0.19% and, respectively. Included in derivative income (loss) in the accompanying consolidated statements of operations is income (expense) arising from the change in fair value of the derivatives loss of $2,018 and derivative gain of $14,403 during the three months ended March 31, 2022 and 2021, respectively.

Fair value at December 31, 2021	$218,017
Loss on change in fair value of derivative liabilities	2,018
Fair value at March 31, 2022	$220,035

Notes Payable

On October 16, 2020, the Company entered into a secured promissory note in the amount of $372,000. The note is secured by the deed of trust on the property and bears interest at 5% and is due on October 16, 2021. In October 2021, the note was extended to April 16, 2022. The Company is currently working with the lender to extend the note. As of March 31, 2022 and December 31, 2021, the secured loan balance was $176,199 and $212,706, respectively.

On August 3, 2021, the Company entered into a secured promissory note in the amount of $172,000. The note is secured by the deed of trust on the property and bears interest at 4.5% and is due on August 3, 2026. The monthly payments under the agreement are due in fifty nine installments of $1,094, with the remaining balance due at maturity. As of March 31, 2022 and December 31, 2021, the secured loan balance was $55,037 and $99,087, respectively.

As of March 31, 2022, the secured notes payable balance was $231,236, consisting of long term notes payable of $41,906 and current portion of notes payable of $189,330. As of December 31, 2021, the secured notes payable balance was $311,793, consisting of long term notes payable of $85,956 and current portion of notes payable of $225,837.

Future maturities of debt as of March 31, 2022 are as follows:

2022	$184,176
2023	11,250
2024	11,766
2025	12,307
2026	11,737
Total	$231,236

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $233,456 and $350,645 as of March 31, 2022 and December 31, 2021, respectively. See breakdown below of accrued expenses as follows:

	March 31, 2022	December 31, 2021
Credit cards payable	$101,994	$197,234
Accrued interest	53,046	53,046
Other accrued expenses	78,416	100,365
Total accrued expenses	$233,456	$350,645

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense of $26,360 and $19,500 to M & M for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 153,652,143 outstanding shares of common stock at March 31, 2022 and December 31, 2021. There were 2,000,000 outstanding shares of preferred stock as of March 31, 2022 and December 31, 2021, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the three months ended March 31, 2022, one customer made up 35% of revenues, and for the three months ended March 31, 2021 one customer made up 55% of revenues, respectively.

Concentration of accounts receivable

Two customers accounted for 30% of accounts receivable as of March 31, 2022. Two customers accounted for 64% of accounts receivable as of December 31, 2021.

NOTE 10 – LEASE LIABILITY

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds and sell the shares we are offering. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this filing.

For the Three Months Ended March 31, 2022 and 2021

Revenues

Our revenue was $1,182,077 for the three months ended March 31, 2022, compared to $1,147,452 for the three months ended March 31, 2021 for continuing operations, resulting in an increase of $34,625, or 3.0%. The increase is due to continued orders from existing customers and new government contracts.

Operating Expenses

Direct costs of revenues were $749,382 and $654,918 for the three months ended March 31, 2022 and 2021, respectively, resulting in an increase of $94,464, or 14.4%. This increase was a direct result of increased sales with a minimal increase in fixed expenses. The gross margin decreased from 42.9% as of March 31, 2021 to 36.6% as of March 31, 2022. The decrease in margin is due to higher cost of goods and higher wages needed to retain employees.

General and administrative expenses were $ 394,329 for the three months ended March 31, 2022 compared to $407,767 for the same period in 2021. The decrease in 2022 in general and administrative expenses was approximately 30% primarily due to administrative cost cutting.

Marketing and selling expenses were $18,314 for the three months ended March 31, 2022 compared to $64,560 for the same period in 2021. The decrease in 2022 in marketing and selling expenses was approximately 72.6% primarily due to new marketing technique.

As a result, net income was $16,430 for the three months ended March 31, 2021, compared to net income of $19,258 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended March 31, 2022 compared to the three months ended March 31, 2021

We had cash provided by operations of $446,483 for the three months ended March 31, 2022, compared to cash provided by operations of $144,761 for the three months ended March 31, 2021. The increase in positive cash flow from operating activities for the three months ended March 31, 2022, was attributable to a decrease in accounts receivable. Cash used in operations for the three months ended March 31, 2021, is primarily attributable to accounts receivables, related party and inventory.

We had cash used in investing activities of $201,590 for the three months ended March 31, 2022, and $0 for the three months ended March 31, 2021. The change in cash flow from investing activities for the three months ended March 31, 2022, was attributable to a purchase of property and equipment.

We had cash used in financing activities of $80,557 for the three months ended March 31, 2022, compared to cash provided by financing activities of $33,000 for the same period in 2021 and attributable to debt repayment.

We will likely have to raise funds to pay for growth and acquisitions. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K as filed on March 15, 2022, for a discussion of our critical accounting policies and estimates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Non.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
10.1	Texas Commercial Lease between M&M Real Estate Inc. and Just Right Products Inc., dated January 1, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2022)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (2)	XBRL Taxonomy Extension Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document
104 (2)	Cover Page Interactive Data file

(1)	Filed herewith.
(2)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM ENDEAVORS, INC.

Dated: May 10, 2022		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

