Form 10-Q
period 2022-06-30
ADM ENDEAVORS, INC.
filed 2022-08-15
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 153,652,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$462,831	$418,413
Accounts receivable, net	449,630	711,178
Other receivable, related party	47,487	38,516
Inventory	300,851	139,111
Prepaid expenses and other current assets	19,250	38,854
Total current assets	1,280,049	1,346,072

Property and equipment, net	1,605,422	1,376,356
Goodwill	688,778	688,778

Total assets	$3,574,249	$3,411,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$258,569	$20,872
Accrued expenses	338,771	350,645
Income tax payable	135,777	114,929
Current portion of notes payable -secured	149,736	225,837
Convertible notes payable, net of discounts	106,092	106,092
Derivative liabilities	210,149	218,017

Total current liabilities	1,199,094	1,036,392

Noncurrent liabilities
Notes payable - secured, net of current portion	-	85,956

Total noncurrent liabilities	-	85,956

Total liabilities	1,199,094	1,122,348

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of June 30, 2022 and December 31, 2021	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 153,652,143 shares issued and outstanding at June 30, 2022 and December 31, 2021	153,652	153,652
Additional paid-in capital	1,317,747	1,317,747
Retained earnings	901,756	815,459
Total stockholders’ equity	2,375,155	2,288,858

Total liabilities and stockholders’ equity	$3,574,249	$3,411,206

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three And Six Months Ended June 30, 2022 and 2021

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue
School uniform sales	$94,629	$74,949	$199,772	$166,179
Promotional sales	1,079,350	1,233,188	2,156,284	2,289,410
Total revenue	1,173,979	1,308,137	2,356,056	2,455,589

Operating expenses
Direct costs of revenue	733,614	884,630	1,482,996	1,539,548
General and administrative	353,915	354,590	748,244	762,357
Marketing and selling	14,667	58,403	32,981	122,963

Total operating expenses	1,102,196	1,297,623	2,264,221	2,424,868

Operating income	71,783	10,514	91,835	30,721

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	9,886	(33,858)	7,868	(19,455)
Other income	6,780	-	13,540	-
Interest expense	(2,655)	(523)	(6,098)	(10,217)

Total other income (expense)	14,011	(34,381)	15,310	(29,672)

Income (loss) before tax provision	85,794	(23,867)	107,145	1,049

Provision for income taxes	15,927	5,595	20,848	11,253

Net income (loss)	$69,867	$(29,462)	$86,297	$(10,204)

Net income (loss) per share - basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share - diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding
basic	153,652,143	163,652,143	153,652,143	163,652,143
diluted	180,818,100	163,652,143	180,818,100	163,652,143

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2021	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$815,459	$2,288,858
Net income	-	-	-	-	-	16,430	16,430
Balance at March 31, 2022	2,000,000	2,000	153,652,143	153,652	1,317,747	831,889	2,305,288
Net income	-	-	-	-	-	69,867	69,867
Balance at June 30, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$901,756	$2,375,155

Balance at December 31, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$78,111	$1,551,510
Net income	-	-	-	-	-	19,258	19,258
Balance at March 31, 2021	2,000,000	2,000	163,652,143	163,652	1,307,747	97,369	1,570,768
Net loss	-	-	-	-	-	(29,462)	(29,462)
Balance at June 30, 2021	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$67,907	$1,541,306

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income (loss)	$86,297	$(10,204)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	17,534	32,862
Stock-based compensation	-	65,625
Bad debt expense	1,340	481
Change in derivative liability	(7,868)	19,455
Changes in operating assets and liabilities:
Accounts receivable	260,208	(135,867)
Accounts receivable, related party	-	110,050
Other receivable, related party	(8,971)	-
Inventory	(161,740)	(20,755)
Prepaid expenses and other assets	19,604	(46,265)
Accounts payable	237,697	131,486
Accrued expenses	(11,874)	128,488
Income tax payable	20,848	-
Net cash provided by operating activities	453,075	275,356

Cash flows used in investing activities
Purchase of property and equipment	(246,600)	-
Net cash used in investing activities	(246,600)	-

Cash flows used in financing activities:
Repayments on notes payable	(162,057)	(69,860)
Net cash used in financing activities	(162,057)	(69,860)

Net change in cash	44,418	205,496

Cash at beginning of period	418,413	277,364

Cash at end of period	$462,831	$482,860
Supplemental disclosure of cash flow information:

Cash paid for interest	$5,943	$8,140

Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2022

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

The unaudited consolidated financial statements of the Company for the three and six month periods ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at June 30, 2022. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2022 was $217,655. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at June 30, 2022 and December 31, 2021. The Company had bad debt expense of $1,340 and $481 for the six months ended June 30, 2022 and 2021, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $300,851 and $139,111 as of June 30, 2022 and December 31, 2021, respectively.

Three vendors accounted for approximately 68% of inventory purchases during the six months ended June 30, 2022. Four vendors accounted for approximately 98% of inventory purchases during the six months ended June 30, 2021.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2022 and December 31, 2021.

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

Net Income (Loss) per Share

The Company computes basic and diluted income per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted income (loss) per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The dilutive effect of outstanding convertible securities and preferred stock is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings (loss) per common share for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
Basic earnings (loss) per common share	June 30,
Numerator:	2022	2021
Net income (loss) available to common shareholders	$86,297	$(10,204)
Denominator:
Weighted average common shares outstanding	153,652,143	163,652,143

Basic earnings (loss) per common share	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$86,297	$(10,204)
Add convertible debt interest	-	-
Net income (loss) available to common shareholders	$86,297	$(10,204)
Denominator:
Weighted average common shares outstanding	153,652,143	163,652,143
Preferred shares	20,000,000	-
Convertible debt	7,165,957	-
Adjusted weighted average common shares outstanding	180,818,100	163,652,143

Diluted earnings (loss) per common share	$0.00	$(0.00)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2022 and December 31, 2021. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended June 30, 2022 and 2021.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of June 30, 2022 and December 31, 2021.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 15, 2022, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional five years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the six months ended June 30, 2022 and 2021 the Company paid $10,275  and $8,488, respectively, for the franchise agreement.

Building Commitment

On March 9, 2022, the Company signed a $985,000 purchase order for a steel building which will be their new corporate headquarters. On the same day, the Company paid a $195,000 deposit to begin construction.

NOTE 4 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Land	$970,455	$970,455
Equipment	368,868	368,868
Autos and trucks	72,898	72,898
Construction in process	305,298	58,698
Land and building – rental property	256,388	256,388
Less: accumulated depreciation	(368,485)	(350,951)
Property and equipment, net	$1,605,422	$1,376,356

Depreciation expense for the six months ended June 30, 2022 and 2021 was $17,534 and $32,862, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2022. During the six months ended June 30, 2022, the note was extended to March 5, 2023.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of June 30, 2022, the convertible debt would convert to 7,165,957 common shares.

The note balance was $106,092 as of June 30, 2022 and December 31, 2021.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2022 and December 31, 2021:

				Fair value at
	Level 1	Level 2	Level 3	June 30, 2022
Liabilities:
Derivative liabilities	$-	$-	$210,149	$210,149

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2021
Liabilities:
Derivative liabilities	$-	$-	$218,017	$218,017

As of June 30, 2022 and December 31, 2021, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0148 and $0.02390, risk-free rate of 2.08% and 0.19% and, respectively. Included in derivative income (loss) in the accompanying consolidated statements of operations is income (expense) arising from the change in fair value of the derivatives gain of $7,868 and derivative loss of $19,455 during the six months ended June 30, 2022 and 2021, respectively.

Fair value at December 31, 2021	$218,017
Gain on change in fair value of derivative liabilities	(7,868)
Fair value at June 30, 2022	$210,149

Notes Payable

On October 16, 2020, the Company entered into a secured promissory note in the amount of $372,000. The note is secured by the deed of trust on the property and bears interest at 5% and is due on October 16, 2021. In October 2021, the note was extended to April 16, 2022. In May 2022, the Company extended the maturity date of the note to October 16, 2022. As of June 30, 2022 and December 31, 2021, the secured loan balance was $139,246 and $212,706, respectively.

On August 3, 2021, the Company entered into a secured promissory note in the amount of $172,000. The note is secured by the deed of trust on the property and bears interest at 4.5% and is due on August 3, 2026. The monthly payments under the agreement are due in fifty nine installments of $1,094, with the remaining balance due at maturity. As of June 30, 2022 and December 31, 2021, the secured loan balance was $10,490 and $99,087, respectively.

As of June 30, 2022, the secured notes payable balance was $149,736, consisting of long term notes payable of $0 and current portion of notes payable of $149,736. As of December 31, 2021, the secured notes payable balance was $311,793, consisting of long term notes payable of $85,956 and current portion of notes payable of $225,837.

Future maturities of debt as of June 30, 2022 are as follows:

2022	$149,736
2023	-
2024	-
2025	-
2026	-
Total	$149,736

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $338,771 and $350,645 as of June 30, 2022 and December 31, 2021, respectively. See breakdown below of accrued expenses:

	June 30, 2022	December 31, 2021
Credit cards payable	$195,398	$197,234
Accrued interest	53,046	53,046
Other accrued expenses	90,327	100,365
Total accrued expenses	$338,771	$350,645

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $44,360 and $43,500 to M & M for the six months ended June 30, 2022 and 2021, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 153,652,143 outstanding shares of common stock at June 30, 2022 and December 31, 2021. There were 2,000,000 outstanding shares of preferred stock as of June 30, 2022 and December 31, 2021, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the six months ended June 30, 2022, one customer made up 37% of revenues, and for the six months ended June 30, 2021, one customer made up 32% of revenues, respectively.

Concentration of accounts receivable

Two customers accounted for 59% of accounts receivable as of June 30, 2022. Two customers accounted for 64% of accounts receivable as of December 31, 2021.

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

The Company leases approximately 18,000 square feet of space in Haltom City, Texas, pursuant to a month-to-month lease. This facility serves as our corporate headquarters, manufacturing facility and showroom. The lease is with M & M Real Estate, Inc. (“M & M”), a company owned solely by our majority shareholder and director of the Company.

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

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain funding. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this filing.

For the Three Months Ended June 30, 2022 and 2021

Revenues

Our revenue was $1,173,979 for the three months ended June 30, 2022, compared to $1,308,137 for the three months ended June 30, 2021, resulting in a decrease of $134,158, or 10.3%. The decrease in revenue is primarily due to a reduction in spending on government contracts due to inflation.

Operating Expenses

Direct costs of revenues were $733,614 and $884,630 for the three months ended June 30, 2022 and 2021, respectively, resulting in a decrease of $151,016, or 17.1%. This decrease was a direct result of managing employee hours and negotiating lower imported goods prices. The gross margin increased from 32.4% as of June 30, 2021 to 37.5% as of June 30, 2022. The increase in margin is primarily due to a reduction in direct labor hours due to labor shortage.

General and administrative expenses were $353,915 for the three months ended June 30, 2022, compared to $354,590 for the same period in 2021.

Marketing and selling expenses were $14,667 for the three months ended June 30, 2022, compared to $58,403 for the same period in 2021. The decrease in 2022 in marketing and selling expenses of approximately 74.9% was primarily due to utilizing new lower-cost marketing techniques.

As a result, net income was $69,867 for the three months ended June 30, 2022, compared to net loss of $29,462 for the three months ended June 30, 2021.

For the Six Months Ended June 30, 2022 and 2021

Revenues

Our revenue was $2,356,056 for the six months ended June 30, 2022, compared to $2,455,589 for the six months ended June 30, 2021, resulting in a decrease of $99,533, or 4.1%. The decrease in revenue is primarily due to a reduction in spending on government contracts due to inflation.

Operating Expenses

Direct costs of revenues were $1,482,996 and $1,539,548 for the six months ended June 30, 2022 and 2021, respectively, resulting in a decrease of $56,552, or 3.7%. This decrease was a direct result of managing employee hours and negotiating imported goods. The gross margin decreased from 37.3% as of June 30, 2021 to 37.1% as of June 30, 2022.

General and administrative expenses were $748,244 for the six months ended June 30, 2022 compared to $762,357 for the same period in 2021.

Marketing and selling expenses were $32,981 for the six months ended June 30, 2022 compared to $122,963 for the same period in 2021. The decrease in 2022 in marketing and selling expenses was approximately 73.2% primarily due to new marketing technique.

As a result, net income was $86,297 for the six months ended June 30, 2022, compared to net loss of $10,204 for the six months ended June 30, 2021.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2022 compared to the six months ended June 30, 2021

We had cash provided by operations of $453,075 for the six months ended June 30, 2022, compared to cash provided by operations of $275,356 for the six months ended June 30, 2021. The increase in positive cash flow from operating activities for the six months ended June 30, 2022, was primarily attributable to a decrease in accounts receivable. Cash used in operations for the six months ended June 30, 2021, is primarily attributable to accounts receivables, related party.

We had cash used in investing activities of $246,600 for the six months ended June 30, 2022, and $0 for the six months ended June 30, 2021. The change in cash flow from investing activities for the six months ended June 30, 2022, was attributable to a purchase of property and equipment in 2022.

We had cash used in financing activities of $162,057 for the six months ended June 30, 2022, compared to cash provided by financing activities of $69,860 for the same period in 2021. Cash used in financing activities consisted primarily of repayment on notes payable.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer determined that the Company continues to have the following deficiencies which represent a material weakness:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
10.1	Texas Commercial Lease between M&M Real Estate Inc. and Just Right Products Inc., dated January 1, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2022)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (2)	Inline XBRL Taxonomy Extension Instance Document
101.SCH (2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 (2)	Cover Page Interactive Data file

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

ADM ENDEAVORS, INC.

Dated: August 15, 2022		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

