Form 10-Q
period 2022-09-30
ADM ENDEAVORS, INC.
filed 2022-11-07
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022 , there were 153,652,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$706,828	$418,413
Accounts receivable, net	654,557	711,178
Other receivable, related party	37,109	38,516
Inventory	123,952	139,111
Prepaid expenses and other current assets	31,150	38,854
Total current assets	1,553,596	1,346,072

Property and equipment, net	1,625,162	1,376,356
Goodwill	688,778	688,778

Total assets	$3,867,536	$3,411,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$43,028	$20,872
Accrued expenses	453,673	350,645
Income tax payable	229,192	114,929
Current portion of notes payable -secured	98,830	225,837
Convertible notes payable, net of discounts	106,092	106,092
Derivative liabilities	231,883	218,017

Total current liabilities	1,162,698	1,036,392

Noncurrent liabilities
Notes payable - secured, net of current portion	-	85,956

Total noncurrent liabilities	-	85,956

Total liabilities	1,162,698	1,122,348

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of September 30, 2022 and December 31, 2021	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 153,652,143 shares issued and outstanding at September 30, 2022 and December 31, 2021	153,652	153,652
Additional paid-in capital	1,317,747	1,317,747
Retained earnings	1,231,439	815,459
Total stockholders’ equity	2,704,838	2,288,858

Total liabilities and stockholders’ equity	$3,867,536	$3,411,206

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three And Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue
School uniform sales	$963,156	$1,120,119	$1,162,928	$1,286,298
Promotional sales	1,359,423	1,359,632	3,515,707	3,649,042
Total revenue	2,322,579	2,479,751	4,678,635	4,935,340

Operating expenses
Direct costs of revenue	1,550,069	1,540,937	3,033,065	3,080,485
General and administrative	287,801	397,259	1,036,045	1,159,616
Marketing and selling	14,201	50,426	47,182	173,389

Total operating expenses	1,852,071	1,988,622	4,116,292	4,413,490

Operating income	470,508	491,129	562,343	521,850

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	(21,734)	23,662	(13,866)	4,207
Gain on forgiveness of debt	-	169,495	-	169,495
Other income	2,260	5,020	15,800	5,020
Interest expense	(27,936)	(1,979)	(34,034)	(12,196)

Total other income (expense)	(47,410)	196,198	(32,100)	166,526

Income (loss) before tax provision	423,098	687,327	530,243	688,376

Provision for income taxes	93,415	93,833	114,263	105,086

Net income	$329,683	$593,494	$415,980	$583,290

Net income per share - basic	$0.00	$0.00	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
basic	153,652,143	163,652,149	153,652,143	163,652,143
diluted	178,878,350	188,085,883	178,878,350	188,085,883

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2021	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$815,459	$2,288,858
Net income	-	-	-	-	-	16,430	16,430
Balance at March 31, 2022	2,000,000	2,000	153,652,143	153,652	1,317,747	831,889	2,305,288
Net income	-	-	-	-	-	69,867	69,867
Balance at June 30, 2022	2,000,000	2,000	153,652,143	153,652	1,317,747	901,756	2,375,155
Net income	-	-	-	-	-	329,683	329,683
Balance at September 30, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$1,231,439	$2,704,838

Balance at December 31, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$78,111	$1,551,510
Net income	-	-	-	-	-	19,258	19,258
Balance at March 31, 2021	2,000,000	2,000	163,652,143	163,652	1,307,747	97,369	1,570,768
Net loss	-	-	-	-	-	(29,462)	(29,462)
Balance at June 30, 2021	2,000,000	2,000	163,652,143	163,652	1,307,747	67,907	1,541,306
Net income	-	-	-	-	-	593,494	593,494
Balance at September 30, 2021	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$661,401	$2,134,800

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$415,980	$583,290
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	26,618	50,095
Stock-based compensation	-	65,625
Bad debt expense	1,340	2,221
Change in derivative liability	13,866	(4,207)
Gain on forgiveness of debt	-	(169,495)
Changes in operating assets and liabilities:
Accounts receivable	55,281	(441,258)
Accounts receivable, related party	-	110,050
Other receivable, related party	1,407	-
Inventory	15,159	147,031
Prepaid expenses and other assets	7,704	(14,926)
Accounts payable	22,156	124,155
Accrued expenses	103,028	169,602
Income tax payable	114,263	-
Net cash provided by operating activities	776,802	622,183

Cash flows used in investing activities
Purchase of property and equipment	(275,424)	(110,537)
Net cash used in investing activities	(275,424)	(110,537)

Cash flows used in financing activities:
Repayments on notes payable	(212,963)	(134,810)
Net cash used in financing activities	(212,963)	(134,810)

Net change in cash	288,415	376,836

Cash at beginning of period	418,413	277,364

Cash at end of period	$706,828	$654,200
Supplemental disclosure of cash flow information:

Cash paid for interest	$5,943	$8,140

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for property and equipment	$-	$172,000

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2022

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

The unaudited consolidated financial statements of the Company for the three and nine month periods ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at September 30, 2022. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at September 30, 2022 was $444,193. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at September 30, 2022 and December 31, 2021. The Company had bad debt expense of $1,340 and $2,221 for the nine months ended September 30, 2022 and 2021, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $123,952 and $139,111 as of September 30, 2022 and December 31, 2021, respectively.

Three vendors accounted for approximately 66% of inventory purchases during the nine months ended September 30, 2022. Four vendors accounted for approximately 83% of inventory purchases during the nine months ended September 30, 2021.

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton option pricing model. Changes in fair value are recorded in Other Income (Expense) of the consolidated statements of operations.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2022 and December 31, 2021.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
Basic earnings per common share	September 30,
Numerator:	2022	2021
Net income available to common shareholders	$415,980	$583,290
Denominator:
Weighted average common shares outstanding	153,652,143	163,652,143

Basic earnings per common share	$0.00	$0.00

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$415,980	$583,290
Add convertible debt interest	25,578	-
Net income available to common shareholders	$441,558	$583,290
Denominator:
Weighted average common shares outstanding	153,652,143	163,652,143
Preferred shares	20,000,000	20,000,000
Convertible debt	5,226,207	4,433,740
Adjusted weighted average common shares outstanding	178,878,350	188,085,883

Diluted earnings per common share	$0.00	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2022 and December 31, 2021. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended September 30, 2022 and 2021.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of September 30, 2022 and December 31, 2021.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November __, 2022 , there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional five years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the nine months ended September 30, 2022 and 2021 the Company paid $62,495 and $62,870, respectively, for the franchise agreement.

Building Commitment

On March 9, 2022, the Company signed a $985,000 purchase order for a steel building which will be their new corporate headquarters. On the same day, the Company paid a $195,000 deposit to begin construction.

NOTE 4 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Land	$970,455	$970,455
Equipment	368,868	368,868
Autos and trucks	82,461	72,898
Construction in process	324,559	58,698
Land and building – rental property	256,388	256,388
Less: accumulated depreciation	(377,569)	(350,951)
Property and equipment, net	$1,625,162	$1,376,356

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $26,618 and $50,095, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2022. During the nine months ended September 30, 2022, the note was extended to March 5, 2023.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of September 30, 2022, the convertible debt would convert to 5,226,207 common shares.

The note balance was $106,092 as of September 30, 2022 and December 31, 2021.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2022 and December 31, 2021:

				Fair value at
	Level 1	Level 2	Level 3	September 30, 2022
Liabilities:
Derivative liabilities	$-	$-	$231,883	$231,883

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2021
Liabilities:
Derivative liabilities	$-	$-	$218,017	$218,017

As of September 30, 2022 and December 31, 2021, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0148 and $0.02390, risk-free rate of 2.08% and 0.19% and, respectively. Included in derivative income (loss) in the accompanying consolidated statements of operations is income (expense) arising from the change in fair value of the derivatives loss of $13,866 and derivative gain of $4,207 during the nine months ended September 30, 2022 and 2021, respectively.

Fair value at December 31, 2021	$218,017
Gain on change in fair value of derivative liabilities	13,866
Fair value at September 30, 2022	$231,883

Notes Payable

On October 16, 2020, the Company entered into a secured promissory note in the amount of $372,000. The note is secured by the deed of trust on the property and bears interest at 5% and is due on October 16, 2021. In October 2021, the note was extended to April 16, 2022. In May 2022, the Company extended the maturity date of the note to October 16, 2022. As of September 30, 2022 and December 31, 2021, the secured loan balance was $98,830 and $212,706, respectively.

On August 3, 2021, the Company entered into a secured promissory note in the amount of $172,000. The note is secured by the deed of trust on the property and bears interest at 4.5% and is due on August 3, 2026. The monthly payments under the agreement are due in fifty nine installments of $1,094, with the remaining balance due at maturity. As of September 30, 2022 and December 31, 2021, the secured loan balance was $0 and $99,087, respectively.

As of September 30, 2022, the secured notes payable balance was $98,830, consisting of long term notes payable of $0 and current portion of notes payable of $98,830. As of December 31, 2021, the secured notes payable balance was $311,793, consisting of long term notes payable of $85,956 and current portion of notes payable of $225,837.

Future maturities of debt as of September 30, 2022 are as follows:

2022	$98,830
2023	-
2024	-
2025	-
2026	-
Total	$98,830

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $453,673 and $350,645 as of September 30, 2022 and December 31, 2021, respectively. See breakdown below of accrued expenses:

	September 30, 2022	December 31, 2021
Credit cards payable	$269,100	$197,234
Accrued interest	78,624	53,046
Other accrued expenses	105,949	100,365
Total accrued expenses	$453,673	$350,645

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $66,110 and $65,000 to M & M for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 153,652,143 outstanding shares of common stock at September 30, 2022 and December 31, 2021. There were 2,000,000 outstanding shares of preferred stock as of September 30, 2022 and December 31, 2021, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the nine months ended September 30, 2022, one customer made up 27% of revenues, and for the nine months ended September 30, 2021, two customers made up 42% of revenues, respectively.

Concentration of accounts receivable

One customer accounted for 31% of accounts receivable as of September 30, 2022. Two customers accounted for 64% of accounts receivable as of December 31, 2021.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 25, 2022, the Company entered into a Construction Loan Agreement (the “Loan Agreement”) with CapTex Bank (the “Lender”), pursuant to which the Lender agreed to loan up to $4,618,960 to the Company for the construction of improvements on and refinance of the Borrowers’ approximately 18-acre real properties located at 1900 East Loop 820 Fort Worth, Tarrant County, Texas, 76112 (the “Property”), as well as the real property leased to the Subsidiary and used by the Company as its headquarters located at 5941 Posey Lane, Haltom City, Tarrant County, Texas, 76117. Pursuant to Loan Agreement and Note, the Company agreed to (i) pay interest on amounts advanced to the Borrowers under the Loan Agreement at the rate of 5.5% per annum, subject to adjustment on October 25, 2027, to 1% over the U.S. prime rate (subject to a cap at the lesser of 18% or the maximum amount permitted by law); (ii) make monthly payments of interest to the Lender beginning on November 25, 2022, through and including April 25, 2024, and thereafter beginning on May 25, 2024, monthly principal and interest payments in the amount of $26,459, through and including October 25, 2032 (the “Maturity Date”), on which Maturity Date all unpaid principal and interest shall be due; and (iii) pay an origination fee to the Lender in the amount of $46,189.60 plus reasonable attorney fees. The Borrowers’ obligations to the Lender under the Loan Agreement and Note are secured by Deeds of Trust to the Property executed by the Borrowers in favor the Lender, as well as the personal guaranty of Marc Johnson, President and CEO of the Company.

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

For the Three Months Ended September 30, 2022 and 2021

Revenues

Our revenue was $2,322,579 for the three months ended September 30, 2022, compared to $2,479,751 for the three months ended September 30, 2021, resulting in a decrease of $157,712, or 6.3%. The decrease in revenue is primarily due to a reduction in spending on government contracts, school uniforms and influencers merchandise sales.

Operating Expenses

Direct costs of revenues were $1,550,069 and $1,540,937 for the three months ended September 30, 2022 and 2021, respectively, resulting in an increase of $9,132, or 0.6%. This increase was a direct result of higher cost of goods and labor. The gross margin decreased from 37.9% as of September 30, 2021 to 33.3% as of September 30, 2022. The decrease in margin is primarily due to a new government contracts.

General and administrative expenses were $287,801 for the three months ended September 30, 2022, compared to $397,259 for the same period in 2021. The decrease in 2022 in general and administrative expenses of approximately 27.6% was primarily due to reduced marketing costs and wages.

Marketing and selling expenses were $14,201 for the three months ended September 30, 2022, compared to $50,426 for the same period in 2021. The decrease in 2022 in marketing and selling expenses of approximately 71.8% was primarily due to utilizing new lower-cost marketing techniques.

As a result, net income was $329,683 for the three months ended September 30, 2022, compared to net income of $593,494 for the three months ended September 30, 2021.

For the Nine Months Ended September 30, 2022 and 2021

Revenues

Our revenue was $4,678,635 for the nine months ended September 30, 2022, compared to $4,935,340 for the nine months ended September 30, 2021, resulting in a decrease of $256,705, or 5.2%. The decrease in revenue is primarily due to reduction in spending on government contracts, school uniforms and influencers merchandise sales.

Operating Expenses

Direct costs of revenues were $3,033,065 and $3,080,485 for the nine months ended September 30, 2022 and 2021, respectively, resulting in a decrease of $47,420, or 1.5%. The gross margin decreased from 37.6% as of September 30, 2021, to 35.2% as of September 30, 2022.

General and administrative expenses were $1,036,045 for the nine months ended September 30, 2022, compared to $1,159,616 for the same period in 2021. The decrease in 2022 in general and administrative expenses of approximately 10.7% was primarily due to reduced marketing costs and wages.

Marketing and selling expenses were $47,182 for the nine months ended September 30, 2022, compared to $173,389 for the same period in 2021. The decrease in 2022 in marketing and selling expenses was approximately 72.8% primarily due to new marketing techniques.

As a result, net income was $415,980 for the nine months ended September 30, 2022, compared to net income of $583,290 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

We had cash provided by operations of $776,802 for the nine months ended September 30, 2022, compared to cash provided by operations of $622,183 for the nine months ended September 30, 2021. The increase in positive cash flow from operating activities for the nine months ended September 30, 2022, was primarily attributable to a decrease in accounts receivable. Cash used in operations for the nine months ended September 30, 2021, is primarily attributable to accounts receivables, related party.

We had cash used in investing activities of $275,424 for the nine months ended September 30, 2022, and $110,537 for the nine months ended September 30, 2021. The change in cash flow from investing activities for the nine months ended September 30, 2022, was attributable to a purchase of property and equipment in 2022.

We had cash used in financing activities of $212,963 for the nine months ended September 30, 2022, compared to cash used in financing activities of $134,810 for the same period in 2021. Cash used in financing activities consisted primarily of repayment on notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company does not currently maintain controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures would include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
10.1	Texas Commercial Lease between M&M Real Estate Inc. and Just Right Products Inc., dated January 1, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2022)
10.2	Construction Loan Agreement, dated as of October 25, 2022, by and among ADM Endeavors, Inc., Just Right Products, Inc., and CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
10.3	Promissory Note, dated as of October 25, 2022, by ADM Endeavors, Inc., and Just Right Products,Inc., in favor of CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (2)	Inline XBRL Taxonomy Extension Instance Document
101.SCH (2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 (2)	Cover Page Interactive Data file

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

ADM ENDEAVORS, INC.

Dated: November 07, 2022		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

