Form 10-K
period 2022-12-31
ADM ENDEAVORS, INC.
filed 2023-03-29
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022 : $3,623,180. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 28, 2023, the registrant had 153,652,143 shares of its common stock issued and outstanding.

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

ITEM 1. BUSINESS

The Company

On January 4, 2001, ADM Endeavors, Inc. (“ADM Endeavors,” or the “Company,” “we,” “us,” or “our”) was incorporated in North Dakota as “ADM Enterprises, Inc.” On May 9, 2006, the Company changed its name to “ADM Endeavors, Inc.” and its domicile to the State of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”) in exchange for 10,000,000 newly issued shares of Company common stock. As a result, ADM Enterprises became a wholly owned subsidiary of the Company. ADM then provided installation services to grocery décor and design companies primarily in North Dakota.

On April 19, 2018, the Company acquired Just Right Products, Inc. (“Just Right Products”), a Texas corporation, from its sole shareholder, Marc Johnson, through a share exchange transaction whereby the Company acquired 100% of Just Right Products and issued 2,000,000 shares of Series A Convertible Preferred stock (“Series A Preferred Stock”) to the shareholder of Just Rights Products. Each share of the Series A Preferred Stock is convertible into 10 shares of Company common stock and each share has 100 votes on a fully diluted basis. The preferred shares represented 61% of the Company’s voting shares and constituted a change of voting control of the Company, with the transaction accounted for as a reverse acquisition. As a result of the transaction, Just Right Products became a wholly owned subsidiary of the Company.

On January 1, 2020, the Company determined that it would discontinue its business operations in North Dakota, specifically, ADM Enterprises LLC (the “Disposed Company”). The Company transferred the Disposed Company to Ardell Mees in exchange for Mr. Mees’ assumption of the liabilities of the Disposed Company. As part of the transaction, Mr. Mees resigned from all positions with the Company and, in a private transaction, sold a significant portion of his ownership in the Company to Marc Johnson. The Company and Mr. Mees entered into an indemnification agreement pursuant to which Mr. Mees indemnified the Company for the liabilities of the Disposed Company.

Since that time, the Company has exclusively focused on its Just Right Productions operations.

Current Business Operations

Just Right Products

Since 2010, Just Right Products has operated a diverse vertical integrated business, which consists of a retail sales division, screen print promotions, embroidery production, digital production, import wholesale sourcing, and uniforms. All of these divisions are promoted and supported by SEO (Search Engine Optimization) /Web in-house department.

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

The Company has selected DAC Construction of Red Oak, Texas, to build our new corporate headquarters. Danny Christensen and his team have already started the building process. Eyncon Engineering has completed drilling to conduct soil samples. The drilling consisted of four boring holes at 25 ft, and four at 20 ft and three at 6 ft. This drilling is needed to evaluate the soil and substructure before we can pour the foundation, parking and roads. Grading has been completed, and the Company is now waiting on permits to allow construction to begin. The planned facility will be 80,000 to 100,000 square feet. Funding has tentatively been secured from CapTex bank.

Our company currently outsources signs and banners. We hope to acquire a sign shop allowing us to bring production in house and increase margins and customer base.

The new facility should allow us to add a fulfilment center that will enhance service to existing customers and attract larger customers that require fulfillment. We should also be able to enhance our current online retail store and have the ability to increase our inventory capacity for existing programs.

The Company believes the SEO/Web department is one of the keys to future growth. The Company has seen that customers tend to go online as their first source when our products are needed. Due to this trend, the Company is focusing approximately 80% of its advertising budget to maintain and grow the Company’s online presence.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company currently maintains its corporate office at 5941 Posey Lane, Haltom City, TX 76117. Our telephone number is (817) 840-6271. The Company’s operation has approximately 17,000 square feet in area and is leased at a cost of approximately $6,500 per month. The lease, which is on a month-to-month basis, is with a company owned by an officer and director of the Company.

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

Holders

As of December 31, 2022, there were 153,652,143 shares of common stock issued, issuable, and outstanding, held by 54 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

On June 5, 2013, the Company designated 80,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred Stock”) which has the voting power equal to 100 common shares per each share of preferred stock. Each share of Series A Preferred Stock is convertible into 10 common shares at any time by the holder. As of December 31, 2022, there are 2,000,000 shares of Series A Preferred Stock outstanding, and no other shares of preferred stock outstanding.

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

Current Operations

The Company operates a diverse vertical integrated business, which consists of a retail sales division, focusing on screen print promotions, embroidery production, digital production, import wholesale sourcing, and uniforms.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2022 TO THE YEAR ENDED DECEMBER 31, 2021

Results of Operations

Revenue

For the year ended December 31, 2022, the Company had revenues of $5,624,500 compared to $6,556,864 for the same period in 2021 from continuing operations. The decrease in revenue of $932,365, or 14.2%, is primarily due to a reduction in spending on government contracts, school uniforms and influencers merchandise sales.

Cost of Revenues

The cost of revenues for the year ended December 31, 2022 was $3,782,280 compared to $3,990,161 for the same period in 2021. Cost of revenues for 2022 was 67.3% of revenue compared to 60.1% of revenue for 2021. The primary cause of the decrease as a percentage of revenue was a direct result of decreased sales.

Operating Expenses

The general and administrative expenses were $1,429,833 for the year ended December 31, 2022 compared to $1,641,648 for the same period in 2021. The decrease in 2022 in general and administrative expenses was approximately 12.9% primarily due to due to reduced marketing costs and wages.

The marketing and selling expenses were $59,343 for the year ended December 31, 2022 compared to $209,979 for the same period in 2021. The decrease in 2022 in marketing and selling expenses was approximately 71.8% primarily due to utilizing new lower-cost marketing techniques.

Net Income

The net income for the year ended December 31, 2022 was $149,752 compared to $737,348 for the same period in 2021.

Liquidity and Capital Resources

General

At December 31, 2022, we had cash of $234,235. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cashflow from operations and cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our cash provided by operating activities of $545,929 for the year ended December 31, 2022, compared to $498,545 during the same period in 2021. For the year ended December 31, 2022, net cash provided by operating activities of $545,929 consisted of net income of $149,752, plus $138,312 of non-cash items, consisting primarily of depreciation and amortization of $40,319 and change in derivative liability of $89,956, plus changes in operating assets and other operating activities of $257,865. For the year ended December 31, 2021, net cash provided by operating activities of $498,545 consisted of net income from operations of $737,348, plus $61,454 of non-cash items an, consisting primarily of depreciation and amortization of $59,283, less a gain on forgiveness of debt of $169,495 and $126,067 used in changes in operating assets and other operating activities

Cash used in investing activities during the year ended December 31, 2022, was $639,726 compared to $143,086 during the same period in 2021. For the year ended December 31, 2022, net cash used in investing activities consisted of $639,726 for the purchase of property and equipment. For the year ended December 31, 2021, net cash used in investing activities consisted of $143,086 for the purchase of property and equipment.

Cash used in financing activities was $90,381 for the year ended December 31, 2022, compared to cash used in financing activities of $214,410 during the comparable period in 2021. For the year ended December 31, 2022, net cash used in financing activities consisted of proceeds from notes payable of 114,065 and repayments of notes payable of $204,446. For the year ended December 31, 2021, net cash used in financing activities consisted of $214,410 for the repayment of notes payable.

As of December 31, 2022, the Company had working capital deficit of $56,024, of which $307,973 of current liabilities was related to derivative liabilities. As of December 31, 2021, the Company had working capital of $309,680, of which $218,017 of current liabilities was related to derivative liabilities.

	For the years ended
	December 31,
	2022	2021

Cash provided by operating activities	$545,929	$498,545
Cash used in investing activities	(639,726)	(143,086)
Cash used in financing activities	(90,381)	(214,410)

Net changes to cash	$(184,178)	$141,049

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

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under this standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Endeavors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Endeavors, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2023

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$234,235	$418,413
Accounts receivable, net	358,376	711,178
Other receivable, related party	28,446	38,516
Inventory	168,082	139,111
Prepaid expenses and other current assets	41,366	38,854
Total current assets	830,505	1,346,072

Noncurrent assets
Property and equipment, net	2,830,308	1,376,356
Right of use asset - operating lease	50,664	-
Goodwill	688,778	688,778

Total assets	$4,400,255	$3,411,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$72,291	$20,872
Accrued expenses	316,349	350,645
Income tax payable	5,859	114,929
Current portion of right of use liability - operating lease	33,682	-
Current portion of notes payable -secured	-	225,837
Convertible notes payable	106,092	106,092
Derivative liabilities	307,973	218,017

Total current liabilities	842,246	1,036,392

Noncurrent liabilities
Right of use liability - operating lease, net current portion	16,982	-
Deferred tax liability	26,460	-
Notes payable - secured, net of discount	1,075,957	85,956

Total noncurrent liabilities	1,119,399	85,956

Total liabilities	1,961,645	1,122,348

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of December 31, 2022 and 2021	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 153,652,143 shares issued and outstanding at December 31, 2022 and 2021	153,652	153,652
Additional paid-in capital	1,317,747	1,317,747
Retained earnings	965,211	815,459
Total stockholders’ equity	2,438,610	2,288,858

Total liabilities and stockholders’ equity	$4,400,255	$3,411,206

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	2022	2021

Revenue
School uniform sales	$1,282,488	$1,417,691
Promotional sales	4,342,012	5,139,173
Total revenue	5,624,500	6,556,864

Operating expenses
Direct costs of revenue	3,782,280	3,990,161
General and administrative	1,429,833	1,641,648
Marketing and selling	59,343	209,979

Total operating expenses	5,271,456	5,841,788

Operating income	353,044	715,076

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	(89,956)	4,695
Gain on forgiveness of debt	-	169,495
Other income	20,540	11,790
Interest expense	(63,681)	(16,634)

Total other income (expense)	(133,097)	169,346

Income before tax provision	219,947	884,422

Provision for income taxes	70,195	147,074

Net income	$149,752	$737,348

Net income per share - basic	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00

Weighted average number of shares outstanding
basic	153,652,143	162,965,330
diluted	180,489,436	187,159,795

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2022 and 2021

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2020	2,000,000	$2,000	163,652,143	$163,652	$1,307,747	$78,111	$1,551,510
Common stock returned by officer	-	-	(10,000,000)	(10,000)	10,000	-	-
Net income	-	-	-	-	-	737,348	737,348
Balance at December 31, 2021	2,000,000	2,000	153,652,143	153,652	1,317,747	815,459	2,288,858
Net income	-	-	-	-	-	149,752	149,752
Balance at December 31, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$965,211	$2,438,610

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income	$149,752	$737,348
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	40,319	59,283
Bad debt expense	2,601	2,171
Amortization of right of use asset - operating lease	5,436
Change in derivative liability	89,956	(4,695)
Gain on forgiveness of debt	-	(169,495)
Changes in operating assets and liabilities:
Accounts receivable	350,201	(647,044)
Accounts receivable, related party	-	110,050
Other receivable, related party	10,070	(38,516)
Inventory	(28,971)	68,465
Prepaid expenses and other assets	(2,512)	72,321
Accounts payable	51,419	16,006
Accrued expenses	(34,296)	177,722
Income tax payable	(109,070)	114,929
Deferred tax liability	26,460	-
Right of use operating lease liability	(5,436)	-
Net cash provided by operating activities	545,929	498,545

Cash flows used in investing activities
Purchase of property and equipment	(639,726)	(143,086)
Net cash used in investing activities	(639,726)	(143,086)

Cash flows used in financing activities:
Repayments on notes payable	(204,446)	(214,410)
Proceeds from notes payable	114,065	-
Net cash used in financing activities	(90,381)	(214,410)

Net change in cash	(184,178)	141,049

Cash at beginning of period	418,413	277,364

Cash at end of period	$234,235	$418,413
Supplemental disclosure of cash flow information:

Cash paid for interest	$37,952	$16,590

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for property and equipment	$852,820	$172,000
Capitalization of ROU asset and liability - operating	$56,100	$-
Capitalized loan costs	$1,725	$-

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary JRP, at December 31, 2022. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2022 and 2021, the Company had no cash equivalents.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at December 31, 2022 and 2021. The Company had bad debt expense of $2,601 and $2,171 for the years ended December 31, 2022 and 2021, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $168,082 and $139,111 as of December 31, 2022 and 2021, respectively.

Four vendors accounted for approximately 73.6% and three vendors accounted for 71.5% of inventory purchases during the years ended December 31, 2022 and 2021, respectively. These same vendors made up 16% and %0 of our accounts payable as of December 31, 2022 and 2021, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment charges were recorded in fiscal 2021 or 2022 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2022 and 2021.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under this standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied.

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery of the product to our guest, which is our only performance obligation. When merchandise is shipped to our guests, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the guest has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales. The balance of receivables from customers as of January 1, 2021 was $66,305.

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

The following is a reconciliation of basic and diluted earnings per common share for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Basic earnings per common share
Numerator:
Net income available to common shareholders	$149,752	$737,348
Denominator:
Weighted average common shares outstanding	153,652,143	162,965,330

Basic earnings per common share	$0.00	$0.00
Diluted earnings per common share
Numerator:
Net income available to common shareholders	$149,752	$737,348
Add convertible debt interest	80,949	53,045
Net income available to common shareholders	$230,701	$790,393
Denominator:
Weighted average common shares outstanding	153,652,143	162,965,330
Preferred shares	20,000,000	20,000,000
Convertible debt	6,837,293	4,194,465
Adjusted weighted average common shares outstanding	180,489,436	187,159,795

Diluted earnings per common share	$0.00	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2022 and 2021. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2022 and 2021.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of December 31, 2022 and 2021.

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

During the years ended December 31, 2022 and 2021, the Company paid $70,375 and $69,460 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31, 2021.

During the years ended December 31, 2022 and 2021, the Company paid $28,856 and $4,460 for the uniform supply agreement, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation for continuing operations at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Land	$970,455	$970,455
Equipment	485,958	368,868
Autos and trucks	95,246	72,898
Construction in process	1,413,531	58,698
Land and building – rental property	256,387	256,388
Less: accumulated depreciation	(391,270)	(350,951)
Property and equipment, net	$2,830,308	$1,376,356

Depreciation expense for continuing operations for the years ended December 31, 2022 and 2021 was $40,319 and $59,283, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Note Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2023. On March 5, 2023, the note was extended to September 5, 2023.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion or 35% of an estimated fair value if not traded.

The note balance was $106,092 as of December 31, 2022 and 2021.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2022 and 2021:

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2022
Liabilities:
Derivative liabilities	$-	$-	$307,973	$307,973

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2021
Liabilities:
Derivative liabilities	$-	$-	$218,017	$218,017

As of December 31, 2022 and 2021, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0155 and $0.0239, and risk-free rate of 4.76% and 0.05%, respectively. Included in Derivative Income (Loss) in the accompanying consolidated statements of operations is expense arising from the loss on change in fair value of the derivatives of $89,956 and a gain of $4,695 during the years ended December 31, 2022 and 2021, respectively.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2022 and 2021:

Fair value at December 31, 2020	$222,712
Gain on change in fair value of derivative liabilities	(4,695)
Fair value at December 31, 2021	218,017
Loss on change in fair value of derivative liabilities	89,956
Fair value at December 31, 2022	$307,973

Notes Payable

On October 16, 2020, the Company entered into a secured promissory note in the amount of $372,000. The note is secured by the deed of trust on the property and bears interest at 5% and is due on October 16, 2021. In October 2021, the note was extended to April 16, 2022. During the year ended December 31, 2022, the note was repaid in full. As of December 31, 2022 and 2021, the secured loan balance was $0 and $212,706, respectively.

On August 3, 2021, the Company entered into a secured promissory note in the amount of $172,000. The note is secured by the deed of trust on the property and bears interest at 4.5% and is due on August 3, 2026. The monthly payments under the agreement are due in fifty nine installments of $1,094, with the remaining balance due at maturity. As of December 31, 2022 and 2021, the secured loan balance was $0 and $99,087, respectively.

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022 and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,458.87, which is an amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will amortized over the life of the note. During the year ended December 31, 2022, the Company capitalized $1,725 of loan costs and $6,195 of interest related to this note. As of December 31, 2022, the loan balance was $1,075,957, net of $92,347 of debt discount.

As of December 31, 2022, the secured notes payable balance was $1,075,957, consisting of long term notes payable of $1,075,957 and current portion of notes payable of $0. As of December 31, 2021, the secured notes payable balance was $311,793, consisting of long term notes payable of $85,956 and current portion of notes payable of $225,837.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $316,349 and $350,645 as of December 31, 2022 and 2021, respectively. See breakdown below of accrued expenses as follows:

	December 31, 2022	December 31, 2021
Credit cards payable	$150,107	$197,234
Accrued interest	80,949	53,046
Other accrued expenses	85,293	100,365
Total accrued expenses	$316,349	$350,645

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $93,595 and $117,962 to M & M for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2021, an officer owed the Company $9,201, which was recorded as other receivable, related party. As of December 31, 2021 there were $28,968 in advances to employees included in other receivables, related party.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 153,652,143 outstanding shares of common stock at December 31, 2022 and 2021. There were 2,000,000 outstanding shares of preferred stock as of December 31, 2022 and 2021, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On December 6, 2021, Marc Johnson, the Company’s CEO, agreed to return and cancel 10,000,000 shares of common stock.

NOTE 9 – CUSTOMER CONCENTRATION

Concentration of revenue

During the year ended December 31, 2022, one customer made up approximately 24% and two customers made up 44% of revenues during the year ended December 31, 2021.

Concentration of accounts receivable

Two customers accounted for 46% and 64% of accounts receivable as of December 31, 2022 and 2021, respectively.

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

On October 28, 2022, the Company entered into an operating lease that expires June 30, 2024. The operating lease result in the recognition of ROU asset and lease liability on the balance sheet. ROU asset and operating lease liability are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.50%. The Company’s lease does not contain any material restrictive covenants. The lease has a remaining term of 1.5 years.

The following table provides the maturities of lease liabilities at December 31, 2022:

Operating
Lease
Maturity of Lease Liability at December 31, 2022
2023	$35,628
2024	17,814
Total future undiscounted lease payments	$53,442
Less: Amounts representing interest	(2,778)
Present value of lease liabilities	$50,664

NOTE 11 – INCOME TAXES

The components of income tax expense from continuing operations for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Current	$43,735	$147,074
Deferred	26,460	-
Total	$70,195	$147,074

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2022 and 2021), as follows:

	December 31, 2022	December 31, 2021
Tax expense at the statutory rate	$46,000	$186,000
Permanent differences	19,000	(36,000)
Other	5,000	(11,000)
Change in valuation allowance	-	8,000
Total	$70,000	$147,000

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities as presented below:

	December 31, 2022	December 31, 2021
Deferred tax liabilities:
Depreciation of property and equipment	$26,460	$-
Total deferred tax liabilities	$26,460	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 an evaluation was carried out under the supervision of and with the participation of our management, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of December 31, 2022, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Name	Age	Position
Marc Johnson	53	Chief Executive Officer, Chief Financial Officer and Chairman

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

SUMMARY COMPENSATION TABLE

						Non-	Non-
						equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Marc Johnson, CEO and Director (1)	2022	$250,000	$-	$-	$-	$-	$-	$-	$250,000
	2021	$250,000	$172,820	$-	$-	$-	$-	$-	$250,000

Sarah Nelson, COO (2)	2022	$-	$-	$-	$-	$-	$-	$-	$-
	2021	$36,000	$-	$-	$-	$-	$-	$-	$36,000

(1) Appointed on April 19, 2018 as COO and Director. On January 8, 2020, resigned as COO and appointed as CEO.

(2) Appointed on January 9, 2020. In May 2022, Ms. Nelson resigned from the Company.

Employment Agreements

On January 8, 2020, Ms. Nelson executed a two-year agreement with the Company which provides an annual salary of $36,000. In May 2022, Ms. Nelson resigned from the Company.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2022, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the years ended December 31, 2022 and 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2022, we had 153,652,143 shares of common stock issued, issuable and outstanding. The following table sets forth information known to us as of December 31, 2022 relating to the beneficial ownership of shares of our common stock by:

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

		Number of
		Shares	Percent
	Name and Address of	Beneficially	of
Title of Class	Beneficial Owner	Owned (1)	Class (2)
Common Stock	Marc Johnson (4)	47,160,000	30.69%
Common Stock	M&M Real Estate, Inc. (3)	22,232,143	14.47%
Common Stock	All directors and named executive officers as a group (2 persons)	69,392,143	45.16%

Preferred Stock	Marc Johnson (4)	2,000,000	100.0%
Preferred Stock	Sarah Nelson (4)	-	-
Preferred Stock	All directors and named executive officers as a group (4 persons)	2,000,000	100.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)	As of December 31, 2022, a total of 153,652,143 shares of the Company’s common stock and 2,000,000 shares of the Company’s preferred stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Marc Johnson is the owner of M&M Real Estate, Inc.

(4)	Officer and director.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Office Space

The majority voting shareholder, director and officer of the Company, Marc Johnson, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas, facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $93,595 and $117,962 to M & M for the years ended December 31, 2022 and 2021, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2022 and 2021 were $54,500. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal year ended December 31, 2022, there were $3,200 billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
10.1	Texas Commercial Lease between M&M Real Estate Inc. and Just Right Products Inc., dated January 1, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2022)
10.2	Construction Loan Agreement, dated as of October 25, 2022, by and among ADM Endeavors, Inc., Just Right Products, Inc., and CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
10.3	Promissory Note, dated as of October 25, 2022, by ADM Endeavors, Inc., and Just Right Products, Inc., in favor of CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
31.1 (1)	Certification of Principal Executive Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	Inline XBRL Taxonomy Extension Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Filed herewith.

*Pursuant to Regulation S-T, interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ADM ENDEAVORS, INC.

Date: March 29, 2023	By:	/s/ Marc Johnson
	Name:	Marc Johnson
	Title:	Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Marc Johnson	Director	March 29, 2023
Marc Johnson

/s/ Sarah Nelson	Director	March 29, 2023
Sarah Nelson

