Form 10-Q
period 2023-03-31
ADM ENDEAVORS, INC.
filed 2023-05-15
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 153,652,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$319,887	$234,235
Accounts receivable, net	164,626	358,376
Other receivable, related party	26,783	28,446
Inventory	410,535	168,082
Prepaid expenses and other current assets	35,754	41,366
Total current assets	957,585	830,505

Noncurrent assets
Property and equipment, net	2,949,974	2,830,308
Right of use asset - operating lease	42,416	50,664
Goodwill	688,778	688,778

Total assets	$4,638,753	$4,400,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$341,601	$72,291
Accrued expenses	403,546	316,349
Income tax payable	5,859	5,859
Current portion of right of use liability - operating lease	34,147	33,682
Convertible notes payable	106,092	106,092
Derivative liabilities	255,360	307,973

Total current liabilities	1,146,605	842,246

Noncurrent liabilities
Right of use liability - operating lease, net current portion	8,834	16,982
Deferred tax liability	26,460	26,460
Notes payable - secured, net of discount	1,128,841	1,075,957

Total noncurrent liabilities	1,164,135	1,119,399

Total liabilities	2,310,740	1,961,645

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of March 31, 2023 and December 31, 2022	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 153,652,143 shares issued and outstanding at March 31, 2023 and December 31, 2022	153,652	153,652
Additional paid-in capital	1,317,747	1,317,747
Retained earnings	854,614	965,211
Total stockholders’ equity	2,328,013	2,438,610

Total liabilities and stockholders’ equity	$4,638,753	$4,400,255

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022

Revenue
School uniform sales	$84,117	$105,143
Promotional sales	556,327	1,076,934
Total revenue	640,444	1,182,077

Operating expenses
Direct costs of revenue	507,200	749,382
General and administrative	275,103	394,329
Marketing and selling	12,454	18,314

Total operating expenses	794,757	1,162,025

Operating income (loss)	(154,313)	20,052

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	52,613	(2,018)
Other income	2,000	6,760
Interest expense	(10,897)	(3,443)

Total other income (expense)	43,716	1,299

Income (loss) before tax provision	(110,597)	21,351

Provision for income taxes	-	4,921

Net income (loss)	$(110,597)	$16,430

Net income (loss) per share - basic	$(0.00)	$0.00
Net income (loss) per share - diluted	$(0.00)	$0.00

Weighted average number of shares outstanding
basic	153,652,143	153,652,143
diluted	180,384,154	178,361,413

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$965,211	$2,438,610
Net loss	-	-	-	-	-	(110,597)	(110,597)
Balance at March 31, 2023	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$854,614	$2,328,013

Balance at December 31, 2021	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$815,459	$2,288,858
Net income	-	-	-	-	-	16,430	16,430
Balance at March 31, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$831,889	$2,305,288

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net income (loss)	$(110,597)	$16,430
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	14,066	8,767
Bad debt expense	2,601	-
Amortization of right of use asset - operating lease	8,248	-
Change in derivative liability	(52,613)	2,018
Changes in operating assets and liabilities:
Accounts receivable	191,149	478,178
Other receivable, related party	1,663	(5,431)
Inventory	(242,453)	(91,006)
Prepaid expenses and other assets	5,612	18,727
Accounts payable	269,310	131,068
Accrued expenses	87,197	(117,189)
Income tax payable	-	4,921
Right of use operating lease liability	(7,683)	-
Net cash provided by operating activities	166,500	446,483

Cash flows used in investing activities
Purchase of property and equipment	(131,414)	(201,590)
Net cash used in investing activities	(131,414)	(201,590)

Cash flows used in financing activities:
Repayments on note payable	(3,126)	(80,557)
Proceeds from note payable	53,692	-
Net cash provided by (used in) financing activities	50,566	(80,557)

Net change in cash	85,652	164,336

Cash at beginning of period	234,235	418,413

Cash at end of period	$319,887	$582,749
Supplemental disclosure of cash flow information:

Cash paid for interest	$12,865	$16,590

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$2,318	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

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

The unaudited consolidated financial statements of the Company for the three month periods ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at March 31, 2023. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at March 31, 2023 was $35,457. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at March 31, 2023 and December 31, 2022. The Company had bad debt expense of $2,601 and $0 for the three months ended March 31, 2023 and 2022, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $410,535 and $168,082 as of March 31, 2023 and December 31, 2022, respectively.

Three vendors accounted for approximately 87% of inventory purchases during the three months ended March 31, 2023. Three vendors accounted for approximately 91% of inventory purchases during the three months ended March 31, 2022.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2023 or 2022 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2023 and December 31, 2022.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
Basic earnings (loss) per common share	March 31,
Numerator:	2023	2022
Net income (loss) available to common shareholders	$(110,597)	$16,430
Denominator:
Weighted average common shares outstanding	153,652,143	153,652,143

Basic earnings per common share	$0.00	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(110,597)	$16,430
Add convertible debt interest	83,274	-
Net income available to common shareholders	$(27,323)	$583,290
Denominator:
Weighted average common shares outstanding	153,652,143	153,652,143
Preferred shares	20,000,000	20,000,000
Convertible debt	6,732,011	4,709,270
Adjusted weighted average common shares outstanding	180,384,154	178,361,413

Diluted earnings per common share	$0.00	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2023 and December 31, 2022. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended March 31, 2023 and 2022.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of March 31, 2023 and December 31, 2022.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 12, 2023, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014, expiring in February 2024, with a right to renew for an additional five years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the three months ended March 31, 2023 and 2022, the Company paid $3,242 and $5,953, respectively, for the franchise agreement.

NOTE 4 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at March 31, 2023 and December 31, 2022, consisted of the following:

	March 31, 2023	December 31, 2022
Land	$970,455	$970,455
Equipment	485,858	485,958
Autos and trucks	95,246	95,246
Construction in process	1,547,363	1,413,531
Land and building – rental property	256,388	256,388
Less: accumulated depreciation	(405,336)	(391,270)
Property and equipment, net	$2,949,974	$2,830,308

Depreciation expense for the three months ended March 31, 2023 and 2022 was $14,066 and $8,767, respectively.

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

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of March 31, 2023, the convertible debt would convert to 6,732,011 common shares.

The note balance was $106,092 as of March 31, 2023 and December 31, 2022.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2023 and December 31, 2022:

				Fair value at
	Level 1	Level 2	Level 3	March 31, 2023
Liabilities:
Derivative liabilities	$-	$-	$255,360	$255,360

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2022
Liabilities:
Derivative liabilities	$-	$-	$307,973	$307,973

As of March 31, 2023 and December 31, 2022, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0158 and $0.0155, and risk-free rate of 4.94% and 4.76%, respectively. Included in Derivative Income (Loss) in the accompanying consolidated statements of operations is expense arising from the gain on change in fair value of the derivatives of $52,613 and a derivatives loss of $2,018 during the three months ended March 31, 2023 and 2022, respectively.

Fair value at December 31, 2022	$307,973
Gain on change in fair value of derivative liabilities	(52,613)
Fair value at March 31, 2023	$255,360

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022 and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,458.87, which is an amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the three months ended March 31, 2023, the Company capitalized $2,318 of loan costs and $12,865 of interest related to this note. As of March 31, 2023, the loan balance was $1,128,841, net of $90,029 of debt discount.

As of March 31, 2023, the secured notes payable balance was $1,128,841, consisting of long term notes payable of $1,128,841 and current portion of notes payable of $0. As of December 31, 2022, the secured notes payable balance was $1,075,957, consisting of long term notes payable of $1,075,957 and current portion of notes payable of $0.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $403,546 and $316,349 as of March 31, 2023 and December 31, 2022, respectively. See breakdown below of accrued expenses:

	March 31, 2023	December 31, 2022
Credit cards payable	$229,493	$150,107
Accrued interest	82,771	80,949
Other accrued expenses	91,282	85,293
Total accrued expenses	$403,546	$316,349

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $21,750 and $26,360 to M & M for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 153,652,143 outstanding shares of common stock at March 31, 2023 and December 31, 2022. There were 2,000,000 outstanding shares of preferred stock as of March 31, 2023 and December 31, 2022, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the three months ended Mach 31, 2023, no customer made up 10% of revenues, and for the three months ended March 31, 2022, one customer made up 35% of revenues, respectively.

Concentration of accounts receivable

One customer accounted for 13% of accounts receivable as of March 31, 2023. Two customers accounted for 46% of accounts receivable as of December 31, 2022.

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

On October 28, 2022, the Company entered into an operating lease that expires June 30, 2024. The operating lease result in the recognition of ROU asset and lease liability on the balance sheet. ROU asset and operating lease liability are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.50%. The Company’s lease does not contain any material restrictive covenants. The lease has a remaining term of 1.25 years.

The following table provides the maturities of lease liabilities at March 31, 2023:

Operating
Lease
Maturity of Lease Liability at March 31, 2023
2023 (nine months remaining)	$26,721
2024	17,814
Total future undiscounted lease payments	$44,535
Less: Amounts representing interest	(1,554)
Present value of lease liabilities	$42,981

NOTE 11 – SUBSEQUENT EVENTS

On April 27, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Innovative Impressions, Inc., a Texas corporation (the “Seller”), pursuant to which the Company acquired (the “Acquisition”) embroidery equipment, inventory, and related assets (the “Assets”), from the Seller for a $200,000 purchase price, to be paid by the issuance by the Company of a $200,000 secured promissory note to the Seller or its nominee (the “Note”).

On April 27, 2023, the Acquisition closed, and the Company issued the Note to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese.

On April 27, 2023, the Company also entered into an Independent Consulting Agreement with Mr. Breese, pursuant to which (i) Mr. Breese will provide embroidery industry consulting and sales services to the company for an initial term of two years, and (ii) Mr. Breese will be paid 20% sales commissions and $100,000 of Company stock, valued as of May 1, 2023 (with such valuation date orally agreed to by the parties).

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Since that time, the Company has exclusively focused on its Just Right Productions operations, which includes a diverse vertical integrated business consisting of a retail sales division, screen print promotions, embroidery production, digital production, import wholesale sourcing, and uniforms.

For the Three Months Ended March 31, 2023 and 2022

Revenues

Our revenue was $640,444 for the three months ended March 31, 2023, compared to $1,182,077 for the three months ended March 31, 2022, resulting in a decrease of $541,633, or 45.8%. The decrease in revenue is primarily due to a reduction in spending on government contracts, school uniforms and influencers merchandise sales.

Operating Expenses

Direct costs of revenues were $507,200 and $749,382 for the three months ended March 31, 2023 and 2022, respectively, resulting in a decrease of $242,182, or 32.63. This decrease was a direct result of decreased sales. The gross margin decreased from 36.6% as of March 31, 2022 to 20.8% as of March 31, 2023. The general decrease in margin is primarily due to new government contracts with lower margins as compared to non-government customers.

General and administrative expenses were $275,103 for the three months ended March 31, 2023, compared to $394,329 for the same period in 2022. The decrease in 2023 general and administrative expenses of approximately 30.2% was primarily due to reduced marketing costs and wages.

Marketing and selling expenses were $12,454 for the three months ended March 31, 2023, compared to $18,314 for the same period in 2022. The decrease in 2023 marketing and selling expenses of approximately 32% was primarily due to utilizing new lower-cost marketing techniques.

Net loss was $110,597 for the three months ended March 31, 2023, compared to net income of $16,430 for the three months ended March 31, 2022, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended March 31, 2023, compared to the three months ended March 31, 2022

We had cash provided by operations of $166,500 for the three months ended March 31, 2023, compared to cash provided by operations of $446,483 for the three months ended March 31, 2022. The decrease in positive cash flow from operating activities for the three months ended March 31, 2023, was primarily attributable to a decrease in accounts receivable.

We had cash used in investing activities of $131,414 for the three months ended March 31, 2023, and $201,590 for the three months ended March 31, 2022. The change in cash flow from investing activities for the three months ended March 31, 2023, was attributable to a decrease in the purchase of property and equipment in 2023.

We had cash provided by financing activities of $50,566 for the three months ended March 31, 2023, compared to cash used in financing activities of $80,557 for the same period in 2022. Cash provided by financing activities consisted primarily of proceeds from note payable offset with repayments on notes payable.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K as filed on March 29, 2023, for a discussion of our critical accounting policies and estimates.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
10.1	Texas Commercial Lease between M&M Real Estate Inc. and Just Right Products Inc., dated January 1, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2022)
10.2	Construction Loan Agreement, dated as of October 25, 2022, by and among ADM Endeavors, Inc., Just Right Products, Inc., and CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
10.3	Promissory Note, dated as of October 25, 2022, by ADM Endeavors, Inc., and Just Right Products,Inc., in favor of CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
10.4	Asset Purchase Agreement, dated April 27, 2023, by Just Right Products, Inc., and Innovative Impressions, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.5	Promissory Note, dated April 27, 2023, by Just Right Products, Inc., in favor of Robert Breese (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.6	Pledge and Security Agreement, dated April 27, 2023, by Just Right Products, Inc., and Robert Breese (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.7	Independent Consulting Agreement, dated April 27, 2023, by Just Right Products, Inc., and Robert Breese (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (2)	Inline XBRL Taxonomy Extension Instance Document
101.SCH (2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 (2)	Cover Page Interactive Data file

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

ADM ENDEAVORS, INC.

Dated: May 12, 2023		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

