Form 10-Q
period 2023-06-30
ADM ENDEAVORS, INC.
filed 2023-08-18
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 156,537,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$306,144	$234,235
Accounts receivable, net	422,509	358,376
Other receivable, related party	17,322	28,446
Inventory	696,372	168,082
Prepaid expenses and other current assets	30,972	41,366
Total current assets	1,473,319	830,505

Noncurrent assets
Property and equipment, net	3,095,286	2,830,308
Right of use asset - operating lease	34,054	50,664
Goodwill	688,778	688,778

Total assets	$5,291,437	$4,400,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$545,070	$72,291
Accrued expenses	410,080	316,349
Income tax payable	7,707	5,859
Current portion of notes payable - secured	116,667	-
Current portion of right of use liability - operating lease	34,619	33,682
Convertible notes payable	106,092	106,092
Derivative liabilities	226,606	307,973

Total current liabilities	1,446,841	842,246

Noncurrent liabilities
Right of use liability - operating lease, net current portion	-	16,982
Deferred tax liability	26,460	26,460
Notes payable - secured, net of discount	1,256,675	1,075,957

Total noncurrent liabilities	1,283,135	1,119,399

Total liabilities	2,729,976	1,961,645

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of June 30, 2023 and December 31, 2022	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 156,537,143 and 153,652,143 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	156,537	153,652
Additional paid-in capital	1,430,762	1,317,747
Retained earnings	972,162	965,211
Total stockholders’ equity	2,561,461	2,438,610

Total liabilities and stockholders’ equity	$5,291,437	$4,400,255

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenue
School uniform sales	$109,546	$94,629	$193,663	$199,772
Promotional sales	1,181,704	1,079,350	1,738,031	2,156,284
Total revenue	1,291,250	1,173,979	1,931,694	2,356,056

Operating expenses
Direct costs of revenue	806,398	733,614	1,313,598	1,482,996
General and administrative	389,546	353,915	664,649	748,244
Marketing and selling	8,053	14,667	20,507	32,981

Total operating expenses	1,203,997	1,102,196	1,998,754	2,264,221

Operating income (loss)	87,253	71,783	(67,060)	91,835

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	28,754	9,886	81,367	7,868
Other income	2,900	6,780	4,900	13,540
Interest expense	489	(2,655)	(10,408)	(6,098)

Total other income (expense)	32,143	14,011	75,859	15,310

Income before tax provision	119,396	85,794	8,799	107,145

Provision for income taxes	1,848	15,927	1,848	20,848

Net income	$117,548	$69,867	$6,951	$86,297

Net income per share - basic	$0.00	$0.00	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
basic	155,766,868	153,652,143	154,715,347	153,652,143
diluted	184,243,378	180,818,100	183,191,857	180,818,100

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$965,211	$2,438,610
Net loss	-	-	-	-	-	(110,597)	(110,597)
Balance at March 31, 2023	2,000,000	2,000	153,652,143	153,652	1,317,747	854,614	2,328,013
Stock-based compensation	-	-	2,885,000	2,885	113,015	-	115,900
Net income	-	-	-	-	-	117,548	117,548
Balance at June 30, 2023	2,000,000	$2,000	156,537,143	$156,537	$1,430,762	$972,162	$2,561,461

Balance at December 31, 2021	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$815,459	$2,288,858
Net income	-	-	-	-	-	16,430	16,430
Balance at March 31, 2022	2,000,000	2,000	153,652,143	153,652	1,317,747	831,889	2,305,288
Net income	-	-	-	-	-	69,867	69,867
Balance at June 30, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$901,756	$2,375,155

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$6,951	$86,297
Adjustments to reconcile net income to net cash provided by continuing operations:
Stock-based compensation	115,900	-
Depreciation and amortization	32,924	17,534
Bad debt expense	2,318	1,340
Amortization of debt discount	4,935	-
Amortization of right of use asset - operating lease	16,610	-
Change in derivative liability	(81,367)	(7,868)
Gain on fixed assets	(2,974)
Changes in operating assets and liabilities:
Accounts receivable	(66,451)	260,208
Other receivable, related party	11,124	(8,971)
Inventory	(518,290)	(161,740)
Prepaid expenses and other assets	10,394	19,604
Accounts payable	472,779	237,697
Accrued expenses	108,667	(11,874)
Income tax payable	1,848	20,848
Right of use operating lease liability	(16,045)	-
Net cash provided by operating activities	99,323	453,075

Cash flows used in investing activities
Purchase of property and equipment	(171,566)	(246,600)
Net cash used in investing activities	(171,566)	(246,600)

Cash flows used in financing activities:
Repayments on note payable	(3,126)	(162,057)
Proceeds from note payable	147,278	-
Net cash provided by (used in) financing activities	144,152	(162,057)

Net change in cash	71,909	44,418

Cash at beginning of period	234,235	418,413

Cash at end of period	$306,144	$462,831
Supplemental disclosure of cash flow information:

Cash paid for interest	$32,975	$5,943

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$4,661	$-
Acquisition of Innovative Impression, Inc.	$143,637	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 4, 2001, we were incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed its name to ADM Endeavors, Inc. (“ADM Endeavors,” or the “Company,” “we,” “us,” or “our”) and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”), a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises became a wholly owned subsidiary of the Company. ADM then provided installation services to grocery décor and design companies primarily in North Dakota.

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

On April 27, 2023, the Company entered into an Asset Purchase Agreement with Innovative Impressions, Inc., a Texas corporation (the “Seller”), pursuant to which the Company acquired (the “Acquisition”) embroidery equipment, inventory, and related assets from the Seller for a $200,000 purchase price, to be paid by the issuance by the Company of a $200,000 secured promissory note to the Seller or its nominee.

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

The unaudited consolidated financial statements of the Company for the three and six month periods ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at June 30, 2023. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At June 30, 2023, and December 31, 2022, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2023, was $41,041. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at June 30, 2023, and December 31, 2022. The Company had bad debt expense of $2,318 and $1,340 for the six months ended June 30, 2023, and 2022, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $696,372 and $168,082 as of June 30, 2023, and December 31, 2022, respectively.

Three vendors accounted for approximately 75% of inventory purchases during the six months ended June 30, 2023. Three vendors accounted for approximately 68% of inventory purchases during the six months ended June 30, 2022.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at June 30, 2023, and December 31, 2022.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2023 and December 31, 2022.

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

The following is a reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2023, and 2022:

	For the Three Months Ended		For the Six Months Ended
Basic earnings per common share	June 30,		June 30,
Numerator:	2023	2022	2023	2022
Net income available to common shareholders	$117,548	$69,867	$6,951	$86,297
Denominator:
Weighted average common shares outstanding	155,766,868	153,652,143	154,715,347	153,652,143

Basic earnings per common share	$0.00	$0.00	$0.00	$0.00

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$117,548	$69,867	$6,951	$86,297
Add convertible debt interest	85,600	73,973	85,600	73,973
Net income available to common shareholders	$203,148	$143,840	$92,551	$160,270
Denominator:
Weighted average common shares outstanding	155,766,868	153,652,143	154,715,347	153,652,143
Preferred shares	20,000,000	20,000,000	20,000,000	20,000,000
Convertible debt	8,476,510	7,165,957	8,476,510	7,165,957
Adjusted weighted average common shares outstanding	184,243,378	180,818,100	183,191,857	180,818,100

Diluted earnings per common share	$0.00	$0.00	$0.00	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2023, and December 31, 2022. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended June 30, 2023 and 2022.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of June 30, 2023, and December 31, 2022.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 18, 2023, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014, expiring in February 2024, with a right to renew for an additional five years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the six months ended June 30, 2023, and 2022, the Company paid $6,944 and $10,275, respectively, for the franchise agreement.

NOTE 4 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at June 30, 2023, and December 31, 2022, consisted of the following:

	June 30, 2023	December 31, 2022
Land	$970,455	$970,455
Equipment	619,863	485,958
Autos and trucks	53,029	95,246
Construction in process	1,589,490	1,413,531
Land and building – rental property	256,387	256,388
Less: accumulated depreciation	(393,938)	(391,270)
Property and equipment, net	$3,095,286	$2,830,308

Depreciation expense for the six months ended June 30, 2023, and 2022, was $32,924 and $17,534, respectively.

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

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of June 30, 2023, the convertible debt was convertible into 8,476,510 common shares.

The note balance was $106,092 as of June 30, 2023, and December 31, 2022.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2023, and December 31, 2022:

				Fair value at
	Level 1	Level 2	Level 3	June 30, 2023
Liabilities:
Derivative liabilities	$-	$-	$226,606	$226,606

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2022
Liabilities:
Derivative liabilities	$-	$-	$307,973	$307,973

As of June 30, 2023, and December 31, 2022, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0125 and $0.0155, and risk-free rate of 5.47% and 4.76%, respectively. Included in gain on change in fair value of derivative liabilities in the accompanying consolidated statements of operations is expense arising from the gain on change in fair value of the derivatives of $81,367 and a derivatives loss of $7,868 during the six months ended June 30, 2023, and 2022, respectively.

Fair value at December 31, 2022	$307,973
Gain on change in fair value of derivative liabilities	(81,367)
Fair value at June 30, 2023	$226,606

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,458.87, which is an amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the six months ended June 30, 2023, the Company capitalized $4,661 of loan costs and $32,975 of interest related to this note. As of June 30, 2023, the loan balance was $1,224,771, net of $87,686 of debt discount.

On April 27, 2023, the Acquisition closed, and the Company issued the Note to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the six months ended June 30, 2023, the Company amortized $4,935 of debt discount related to this note. As of June 30, 2023, the loan balance was $148,571, net of $51,428 of debt discount.

As of June 30, 2023, the secured notes payable balance was $1,373,342, consisting of long term notes payable of $1,256,675 and current portion of notes payable of $116,667. As of December 31, 2022, the secured notes payable balance was $1,075,957, consisting of long term notes payable of $1,075,957 and current portion of notes payable of $0.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $410,080 and $316,349 as of June 30, 2023, and December 31, 2022, respectively. See breakdown below of accrued expenses:

	June 30, 2023	December 31, 2022
Credit cards payable	$227,130	$150,107
Accrued interest	91,815	80,949
Other accrued expenses	91,135	85,293
Total accrued expenses	$410,080	$316,349

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $45,000 and $44,360 to M & M for the six months ended June 30, 2023, and 2022, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 156,537,143 and 153,652,143 outstanding shares of common stock at June 30, 2023, and December 31, 2022, respectively. There were 2,000,000 outstanding shares of preferred stock as of June 30, 2023, and December 31, 2022, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On April 1, 2023, the Company entered into an investor relations agreement and issued 300,000 shares of common stock for services from April 1, 2023, through September 30, 2023. The Company recognized $15,900 of expense on related to this agreement.

On April 27, 2023, the Company also entered into an Independent Consulting Agreement with Mr. Breese, pursuant to which (i) Mr. Breese will provide embroidery industry consulting and sales services to the company for an initial term of two years, and (ii) Mr. Breese will be paid 20% sales commissions and $100,000 of Company stock, valued as of May 1, 2023, which totaled 2,585,000 shares of common stock.

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the six months ended June 30, 2023, no customer made up 10% of revenues, and for the six months ended June 30, 2022, one customer made up 37% of revenues, respectively.

Concentration of accounts receivable

One customer accounted for 10% of accounts receivable as of June 30, 2023. Two customers accounted for 46% of accounts receivable as of December 31, 2022.

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

On October 28, 2022, the Company entered into an operating lease that expires June 30, 2024. The operating lease result in the recognition of ROU asset and lease liability on the balance sheet. ROU asset and operating lease liability are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 5.50%. The Company’s lease does not contain any material restrictive covenants. The lease has a remaining term of 1.25 years.

The following table provides the maturities of lease liabilities at June 30, 2023:

Operating
Lease
Maturity of Lease Liability at June 30, 2023
2023 (six months remaining)	$17,814
2024	17,814
Total future undiscounted lease payments	$35,628
Less: Amounts representing interest	(1,009)
Present value of lease liabilities	$34,619

NOTE 11 – ACQUISITION

On April 27, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Innovative Impressions, Inc., a Texas corporation (the “Seller”), pursuant to which the Company acquired (the “Acquisition”) embroidery equipment, inventory, and related assets (the “Assets”), from the Seller for a $200,000 purchase price, to be paid by the issuance by the Company of a $200,000 secured promissory note to the Seller or its nominee (the “Note”) that matures on April 25, 2025. The monthly payments under the agreement are due in twenty-four installments of $8,333. The Company evaluated the intangible assets acquired in the acquisition and determined the value was immaterial.

		Average
	Fair Value	Estimated Life
Purchase Price:
Notes payable, net of discount	$143,637
Total purchase consideration	$143,637

Purchase Allocation:
Inventory	$10,000	Less than 1 year
Fixed assets	133,637	3 years
Total purchase price allocation	$143,637

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of the operations for the three and six ended June 30, 2023, and 2022, as if the acquisition from Innovative Impressions, Inc. (“Innovative Impressions”) had been completed on January 1, 2022. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2023, or of results that may occur in the future.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	Pro Forma	Pro Forma	Pro Forma	Pro Forma

Revenue	$1,384,912	$1,330,461	$2,232,569	$2,694,380
Operating income (loss)	111,738	50,029	(7,328)	80,186
Net income	142,033	48,113	66,683	74,648
Net income per share	$0.00	$0.00	$0.00	$0.00

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On April 27, 2023, the Company entered into an Asset Purchase Agreement with Innovative Impressions, Inc., a Texas corporation (the “Seller” or “Innovative Impressions”), pursuant to which the Company acquired embroidery equipment, inventory, and related assets from the Seller for a $200,000 purchase price, which was paid by the issuance by the Company of a $200,000 secured promissory note to the Seller’s principal.

For the Three Months Ended June 30, 2023, and 2022

Revenues

Our revenue was $1,291,250 for the three months ended June 30, 2023, compared to $1,173,979 for the three months ended June 30, 2022, resulting in an increase of $117,271, or 10%. The increase in revenue is due primarily due to the second quarter acquisition from Innovative Impressions on April 27, 2023, and the addition of two new municipality accounts.

Operating Expenses

Direct costs of revenues were $806,398 and $733,614 for the three months ended June 30, 2023, and 2022, respectively, resulting in an increase of $72,784 or 10%. The increase in direct costs was a direct result of the increased sales due to the second quarter acquisition from Innovative Impressions. The gross margin remained at 37.5% during the three months ended June 30, 2023 and 2022.

General and administrative expenses were $389,546 for the three months ended June 30, 2023, compared to $353,915 for the same period in 2022. The increase in 2023 general and administrative expenses of approximately 10.1% was primarily due to expenses related to the second quarter acquisition from Innovative Impressions.

Marketing and selling expenses were $8,053 for the three months ended June 30, 2023, compared to $14,667 for the same period in 2022. The decrease in 2023 marketing and selling expenses of approximately 45% was primarily due to the utilization of more cost effective marketing techniques.

Net income was $117,548 for the three months ended June 30, 2023, compared to $69,867 for the three months ended June 30, 2022, for the reasons stated above.

For the Six Months Ended June 30, 2023 and 2022

Revenues

Our revenue was $1,931,694 for the six months ended June 30, 2023, compared to $2,356,056 for the six months ended June 30, 2022, resulting in a decrease of $424,362, or 18%. The decrease in revenue is primarily due to a first quarter reduction in spending from social media influencers merchandise sales.

Operating Expenses

Direct costs of revenues were $1,313,598 and $1,482,996 for the six months ended June 30, 2023, and 2022, respectively, resulting in a decrease of $169,398, or 11.4%. This decrease was a direct result of decreased sales. The gross margin decreased from 37.1% as of June 30, 2022, to 32% as of June 30, 2023. The general decrease in margin is primarily due to new non-government customers with higher margins as compared to government customers.

General and administrative expenses were $664,649 for the six months ended June 30, 2023, compared to $748,244 for the same period in 2022. The decrease in 2023 general and administrative expenses of approximately 11.2% was primarily due to first quarter reduction in staff related to decreased revenue from social media influencers.

Marketing and selling expenses were $20,507 for the six months ended June 30, 2023, compared to $32,918 for the same period in 2022. The decrease in 2023 marketing and selling expenses of approximately 37.8% was primarily due to utilizing more cost effective marketing techniques.

Net income was $6,951 for the six months ended June 30, 2023, compared to net income of $86,297 for the six months ended June 30, 2022, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2023, compared to the three months ended June 30, 2022

We had cash provided by operations of $99,323 for the six months ended June 30, 2023, compared to cash provided by operations of $453,075 for the six months ended June 30, 2022. The decrease in positive cash flow from operating activities for the six months ended June 30, 2023, was primarily attributable to a decrease in net income and changes in inventory.

We had cash used in investing activities of $171,566 for the six months ended June 30, 2023, and $246,600 for the six months ended June 30, 2022. The change in cash flow from investing activities for the six months ended June 30, 2023, was attributable to a decrease in the purchase of property and equipment in 2023.

We had cash provided by financing activities of $144,152 for the six months ended June 30, 2023, compared to cash used in financing activities of $162,057 for the same period in 2022. Cash provided by financing activities consisted primarily of proceeds from note payable offset with repayments on notes payable.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2023.

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

ADM ENDEAVORS, INC.

Dated: August 18, 2023		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

