Form 10-Q
period 2023-09-30
ADM ENDEAVORS, INC.
filed 2023-11-14
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 156,537,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$498,338	$234,235
Accounts receivable, net	310,708	358,376
Other receivable, related party	-	28,446
Inventory	231,841	168,082
Prepaid expenses and other current assets	24,449	41,366
Total current assets	1,065,336	830,505

Noncurrent assets
Property and equipment, net	3,178,307	2,830,308
Right of use asset - operating lease	25,577	50,664
Goodwill	688,778	688,778

Total assets	$4,957,998	$4,400,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$70,599	$72,291
Accounts payable - related party	14,756	-
Accrued expenses	329,247	316,349
Income tax payable	10,940	5,859
Current portion of notes payable - secured	141,667	-
Current portion of right of use liability - operating lease	26,142	33,682
Convertible notes payable	106,092	106,092
Derivative liabilities	233,672	307,973

Total current liabilities	933,115	842,246

Noncurrent liabilities
Right of use liability - operating lease, net current portion	-	16,982
Deferred tax liability	65,185	26,460
Notes payable - secured, net of discount	1,242,628	1,075,957

Total noncurrent liabilities	1,307,813	1,119,399

Total liabilities	2,240,928	1,961,645

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of September 30, 2023 and December 31, 2022	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 156,537,143 and 153,652,143 shares issued and outstanding at September 30, 2023 and December 31, 2022	156,537	153,652
Additional paid-in capital	1,430,762	1,317,747
Retained earnings	1,127,771	965,211
Total stockholders’ equity	2,717,070	2,438,610

Total liabilities and stockholders’ equity	$4,957,998	$4,400,255

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenue
School uniform sales	$1,070,216	$963,156	$1,263,879	$1,162,928
Promotional sales	913,977	1,359,423	2,652,008	3,515,707
Total revenue	1,984,193	2,322,579	3,915,887	4,678,635

Operating expenses
Direct costs of revenue	1,389,608	1,550,069	2,703,206	3,033,065
General and administrative	400,658	287,801	1,065,307	1,036,045
Marketing and selling	7,793	14,201	28,300	47,182

Total operating expenses	1,798,059	1,852,071	3,796,813	4,116,292

Operating income	186,134	470,508	119,074	562,343

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	(7,066)	(21,734)	74,301	(13,866)
Gain on sale of fixed assets	22,639	-	22,639	-
Other income	2,673	2,260	7,573	15,800
Interest expense	(9,130)	(27,936)	(19,538)	(34,034)

Total other income (expense)	9,116	(47,410)	84,975	(32,100)

Income before tax provision	195,250	423,098	204,049	530,243

Provision for income taxes	39,641	93,415	41,489	114,263

Net income	$155,609	$329,683	$162,560	$415,980

Net income per share - basic	$0.00	$0.00	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
basic	156,537,143	153,652,143	155,329,286	153,652,143
diluted	156,537,143	153,652,143	155,329,286	153,652,143

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$965,211	$2,438,610
Net loss	-	-	-	-	-	(110,597)	(110,597)
Balance at March 31, 2023	2,000,000	2,000	153,652,143	153,652	1,317,747	854,614	2,328,013
Stock-based compensation	-	-	2,885,000	2,885	113,015	-	115,900
Net income	-	-	-	-	-	117,548	117,548
Balance at June 30, 2023	2,000,000	2,000	156,537,143	156,537	1,430,762	972,162	2,561,461
Net income	-	-	-	-	-	155,609	155,609
Balance at September 30, 2023	2,000,000	$2,000	156,537,143	$156,537	$1,430,762	$1,127,771	$2,717,070

Balance at December 31, 2021	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$815,459	$2,288,858
Net income	-	-	-	-	-	16,430	16,430
Balance at March 31, 2022	2,000,000	2,000	153,652,143	153,652	1,317,747	831,889	2,305,288
Net income	-	-	-	-	-	69,867	69,867
Balance at June 30, 2022	2,000,000	2,000	153,652,143	153,652	1,317,747	901,756	2,375,155
Net income	-	-	-	-	-	329,683	329,683
Balance at September 30, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$1,231,439	$2,704,838

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$162,560	$415,980
Adjustments to reconcile net income to net cash provided by continuing operations:
Stock-based compensation	115,900	-
Depreciation and amortization	45,877	26,618
Bad debt expense	4,408	1,340
Amortization of debt discount	12,028	-
Amortization of right of use asset - operating lease	25,087	-
Change in derivative liability	(74,301)	13,866
Gain on fixed assets	(22,639)	-
Changes in operating assets and liabilities:
Accounts receivable	43,260	55,281
Other receivable, related party	28,446	1,407
Inventory	(53,759)	15,159
Prepaid expenses and other assets	18,407	7,704
Accounts payable	(1,692)	22,156
Accounts payable - related party	14,756	-
Accrued expenses	12,898	103,028
Income tax payable	5,081	114,263
Right of use operating lease liability	(24,522)	-
Deferred tax liability	38,725	-
Net cash provided by operating activities	350,520	776,802

Cash flows used in investing activities
Purchase of property and equipment	(230,570)	(275,424)
Net cash used in investing activities	(230,570)	(275,424)

Cash flows used in financing activities:
Repayments on note payable	(3,126)	(212,963)
Proceeds from note payable	147,279	-
Net cash provided by (used in) financing activities	144,153	(212,963)

Net change in cash	264,103	288,415

Cash at beginning of period	234,235	418,413

Cash at end of period	$498,338	$706,828
Supplemental disclosure of cash flow information:

Cash paid for interest	$32,975	$5,943

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$7,030	$-
Acquisition of Innovative Impression, Inc.	$143,637	$-
Non-cash addition to note payable	$1,490	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2023

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

On April 27, 2023, the Company entered into an Asset Purchase Agreement with Innovative Impressions, Inc., a Texas corporation (the “Seller”), pursuant to which the Company acquired (the “Acquisition”) embroidery equipment, inventory, and related assets from the Seller.

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

The unaudited consolidated financial statements of the Company for the three and nine month periods ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at September 30, 2023. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At September 30, 2023, and December 31, 2022, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at September 30, 2023, was $243,200. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at September 30, 2023, and December 31, 2022. The Company had bad debt expense of $4,408 and $1,340 for the nine months ended September 30, 2023, and 2022, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $231,841 and $168,082 as of September 30, 2023, and December 31, 2022, respectively.

Four vendors accounted for approximately 82% of inventory purchases during the nine months ended September 30, 2023. Three vendors accounted for approximately 66% of inventory purchases during the nine months ended September 30, 2022.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at September 30, 2023, and December 31, 2022.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2023 and December 31, 2022.

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

During the three and nine months ended September 30, 2023 and 2022, 8,893,496 and 5,226,207 shares issuable upon the conversion of convertible note, respectively, 20,000,000 shares issuable upon the conversion of preferred shares, were considered for their dilutive effects but were determined to be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2023, and December 31, 2022. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the periods ended September 30, 2023 and 2022.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of September 30, 2023, and December 31, 2022.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 14, 2023, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014, expiring in February 2024, with a right to renew for an additional five years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the nine months ended September 30, 2023, and 2022, the Company paid $60,072 and $62,495, respectively, for the franchise agreement.

NOTE 4 – FIXED ASSETS

Fixed assets and finance lease right of use assets, stated at cost, less accumulated depreciation at September 30, 2023, and December 31, 2022, consisted of the following:

	September 30, 2023	December 31, 2022
Land	$970,455	$970,455
Equipment	668,847	485,958
Autos and trucks	44,244	95,246
Construction in process	1,643,349	1,413,531
Land and building – rental property	256,387	256,388

Less: accumulated depreciation	(404,975)	(391,270)
Property and equipment, net	$3,178,307	$2,830,308

Depreciation expense for the nine months ended September 30, 2023, and 2022, was $45,877 and $26,618, respectively.

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

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of September 30, 2023, the convertible debt was convertible into 8,893,496 common shares.

The note balance was $106,092 as of September 30, 2023, and December 31, 2022.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2023, and December 31, 2022:

				Fair value at
	Level 1	Level 2	Level 3	September 30, 2023
Liabilities:
Derivative liabilities	$-	$-	$233,672	$233,672

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2022
Liabilities:
Derivative liabilities	$-	$-	$307,973	$307,973

As of September 30, 2023, and December 31, 2022, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 100%, exercise price of $0.0119 and $0.0155, and risk-free rate of 5.47% and 5.53%, respectively. Included in gain on change in fair value of derivative liabilities in the accompanying consolidated statements of operations is expense arising from the gain on change in fair value of the derivatives of $74,301 and a derivatives loss of $13,866 during the nine months ended September 30, 2023, and 2022, respectively.

Fair value at December 31, 2022	$307,973
Gain on change in fair value of derivative liabilities	(74,301)
Fair value at September 30, 2023	$233,672

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,458.87, which is an amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the nine months ended September 30, 2023, the Company capitalized $7,030 of loan costs and $52,398 of interest related to this note. As of September 30, 2023, the loan balance was $1,228,630, net of $85,316 of debt discount.

On April 27, 2023, the Acquisition (as defined in Note 11 below) closed, and the Company issued the Note (as defined in Note 11 below) to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the nine months ended September 30, 2023, the Company amortized $12,028 of debt discount related to this note. As of September 30, 2023, the loan balance was $155,665, net of $44,335 of debt discount.

As of September 30, 2023, the secured notes payable balance was $1,384,294, consisting of long term notes payable of $1,242,628 and current portion of notes payable of $141,667. As of December 31, 2022, the secured notes payable balance was $1,075,957, consisting of long term notes payable of $1,075,957 and current portion of notes payable of $0.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $329,247 and $316,349 as of September 30, 2023, and December 31, 2022, respectively. See breakdown below of accrued expenses:

	September 30, 2023	December 31, 2022
Credit cards payable	$150,833	$150,107
Accrued interest	93,273	80,949
Other accrued expenses	85,141	85,293
Total accrued expenses	$329,247	$316,349

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $68,750 and $66,110 to M & M for the nine months ended September 30, 2023, and 2022, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 156,537,143 and 153,652,143 outstanding shares of common stock at September 30, 2023, and December 31, 2022, respectively. There were 2,000,000 outstanding shares of preferred stock as of September 30, 2023, and December 31, 2022, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On April 1, 2023, the Company entered into an investor relations agreement and issued 300,000 shares of common stock for services from April 1, 2023, through September 30, 2023. The Company recognized $15,900 of expense related to this agreement.

On April 27, 2023, the Company also entered into an Independent Consulting Agreement with Mr. Breese, pursuant to which (i) Mr. Breese would provide embroidery industry consulting and sales services to the company for an initial term of two years, and (ii) Mr. Breese would be paid 20% sales commissions and $100,000 of Company stock, valued as of May 1, 2023, which totaled 2,585,000 shares of common stock.

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the nine months ended September 30, 2023, no customer made up over 10% of revenues, and for the nine months ended September 30, 2022, one customer made up 27% of revenues.

Concentration of accounts receivable

Two customers accounted for 22% of accounts receivable as of September 30, 2023. Two customers accounted for 46% of accounts receivable as of December 31, 2022.

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

On October 28, 2022, the Company entered into an operating lease that expires June 30, 2024. The operating lease results in the recognition of ROU asset and lease liability on the balance sheet. ROU asset and operating lease liability are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 5.50%. The Company’s lease does not contain any material restrictive covenants. The lease has a remaining term of 1.25 years.

The following table provides the maturities of lease liabilities at September 30, 2023:

Operating
Lease
Maturity of Lease Liability at September 30, 2023
2023 (three months remaining)	$8,907
2024	17,814
Total future undiscounted lease payments	$26,721
Less: Amounts representing interest	(579)
Present value of lease liabilities	$26,142

NOTE 11 – ASSET ACQUISITION

On April 27, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Innovative Impressions, Inc., a Texas corporation (the “Seller”), pursuant to which the Company acquired (the “Acquisition”) embroidery equipment, inventory, and related assets (the “Assets”), from the Seller for a $200,000 secured promissory note (with a fair value of $143,637) to the Seller or its nominee (the “Note”) that matures on April 25, 2025. The monthly payments under the agreement are due in twenty-four installments of $8,333. The Company evaluated and concluded that the assets acquired would qualify as a single identifiable asset in a business combination in accordance with ASC 805. The Company evaluated the intangible assets acquired in the acquisition and determined the value was immaterial.

		Average
	Fair Value	Estimated Life
Purchase Price:
Notes payable, net of discount	$143,637
Total purchase consideration	$143,637

Purchase Allocation:
Inventory	$10,000	Less than 1 year
Fixed assets	133,637	3 years
Total purchase price allocation	$143,637

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of the operations for the three and nine ended September 30, 2023, and 2022, as if the acquisition from Innovative Impressions, Inc. (“Innovative Impressions”) had been completed on January 1, 2022. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2023, or of results that may occur in the future.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	Pro Forma	Pro Forma	Pro Forma	Pro Forma

Revenue	$2,077,855	$2,506,649	$4,216,762	$5,201,429
Operating income	210,619	472,472	178,806	552,658
Net income	180,094	331,647	222,292	406,295
Net income per share	$0.00	$0.00	$0.00	$0.00

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

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

On April 27, 2023, the Company entered into an Asset Purchase Agreement with Innovative Impressions, Inc., a Texas corporation (the “Seller” or “Innovative Impressions”), pursuant to which the Company acquired embroidery equipment, inventory, and related assets from the Seller, which was paid by the issuance by the Company of a $200,000 secured promissory note (with a fair value of $143,637) to the Seller’s principal.

For the Three Months Ended September 30, 2023, and 2022

Revenues

Our revenue was $1,984,193 for the three months ended September 30, 2023, compared to $2,322,579 for the three months ended September 30, 2022, resulting in a decrease of $338,386, or 15%. The decrease in revenue is primarily due to a first and second quarter reduction in spending from social media influencer merchandise sales.

Operating Expenses

Direct costs of revenues were $1,389,608 and $1,550,069 for the three months ended September 30, 2023, and 2022, respectively, resulting in a decrease of $160,461, or 10%. The decrease in direct costs was a direct result of the decreased sales due to the reduction in spending from social media influencers merchandise sales. The gross margin decreased from 33% during the three months ended September 30, 2022, to 30% during the three months ended September 30, 2023.

General and administrative expenses were $400,658 for the three months ended September 30, 2023, compared to $287,801 for the same period in 2022. The increase in 2023 general and administrative expenses of approximately 39% was primarily due to additional expenses related to the second quarter acquisition from Innovative Impressions.

Marketing and selling expenses were $7,793 for the three months ended September 30, 2023, compared to $14,201 for the same period in 2022. The decrease in 2023 marketing and selling expenses of approximately 45% was primarily due to the utilization of more cost-effective marketing techniques.

Net income was $155,609 for the three months ended September 30, 2023, compared to $329,683 for the three months ended September 30, 2022, for the reasons stated above.

For the Nine Months Ended September 30, 2023 and 2022

Revenues

Our revenue was $3,915,887 for the nine months ended September 30, 2023, compared to $4,678,635 for the nine months ended September 30, 2022, resulting in a decrease of $762,748, or 16%. The decrease in revenue is primarily due to a first quarter reduction in spending from social media influencer merchandise sales.

Operating Expenses

Direct costs of revenues were $2,703,206 and $3,033,065 for the nine months ended September 30, 2023, and 2022, respectively, resulting in a decrease of $329,859, or 11%. This decrease in operating costs was a direct result of decreased sales. The gross margin decreased from 35% during the nine months ended September 30, 2022, to 31% during the nine months ended September 30, 2023. The decrease in margin is primarily due to an increase of new government customers with lower margins as compared to non-government customers.

General and administrative expenses were $1,065,307 for the nine months ended September 30, 2023, compared to $1,036,045 for the same period in 2022.

Marketing and selling expenses were $28,300 for the nine months ended September 30, 2023, compared to $47,182 for the same period in 2022. The decrease in 2023 marketing and selling expenses of approximately 40% was primarily due to utilizing more cost-efficient marketing platforms.

Net income was $162,560 for the nine months ended September 30, 2023, compared to net income of $415,980 for the nine months ended September 30, 2022, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended September 30, 2023, compared to the three months ended September 30, 2022

We had cash provided by operations of $350,520 for the nine months ended September 30, 2023, compared to cash provided by operations of $776,802 for the nine months ended September 30, 2022. The decrease in positive cash flow from operating activities for the nine months ended September 30, 2023, was primarily attributable to a decrease in net income and changes in inventory.

We had cash used in investing activities of $230,570 for the nine months ended September 30, 2023, and $275,424 for the nine months ended September 30, 2022. The change in cash flow from investing activities for the nine months ended September 30, 2023, was attributable to a decrease in the purchase of property and equipment in 2023.

We had cash provided by financing activities of $144,153 for the nine months ended September 30, 2023, compared to cash used in financing activities of $212,963 for the same period in 2022. Cash provided by financing activities consisted primarily of proceeds from note payable offset with repayments on notes payable.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2023.

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

ADM ENDEAVORS, INC.

Dated: November 14, 2023		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer and Interim Chief Financial Officer

