Form 10-K
period 2023-12-31
ADM ENDEAVORS, INC.
filed 2024-04-16
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023, was $3,363,797. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of April 16, 2024, the registrant had 156,237,143 shares of its common stock issued and outstanding.

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

The Retail Sales Division focuses on any product with a logo. It sells a very wide range of products from business cards to coffee cups. Its motto is “We sell anything with a logo.” Just Right Products’ salespeople excel at sales because they are selling the items people like to buy. Our sales consist of sales made by in-house hourly employees and commissioned-based employees. In-house accounts are more profitable for Just Right Products than commissioned sales. Based on profitability reasons, Just Right Products has focused its resources on SEO and Website to develop more in-house customers. COVID forced us to look at our customer base, as a result we added a government specific division headed by Bruce Boyce. This segment has seen significant growth. We currently have under contract Dallas County, Tarrant County, Johnson County and 12 cities. These contacts are employee uniforms and some promotional items.

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

The Embroidery department has 51 heads of embroidery capacity. It is the same type of production as screen printing, as stated above, in regard to retail and contract embroidery. The Embroidery Department is operating at approximately 40% of capacity with its current equipment therefore, growth without additional equipment is feasible.

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

The Company has selected DAC Construction of Red Oak, Texas, to build our new corporate headquarters. Danny Christensen and his team have already started the building process. Eyncon Engineering has completed drilling to conduct soil samples. The drilling consisted of four boring holes at 25 ft, and four at 20 ft and three at 6 ft. This drilling is needed to evaluate the soil and substructure before we can pour the foundation, parking and roads. Grading has been completed, and subsequent to year end but as of the date of this 10K, the Company has acquired the permits to allow construction to begin. The planned facility will be 80,000 to 100,000 square feet. Funding has been secured from CapTex bank.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer and Chief Financial Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. In addition, we regularly review cybersecurity trends and, partially as a result of our prior cybersecurity exposure, have moved some of our internal servers to off-site locations.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2. PROPERTIES

Description of Property

The Company currently maintains its corporate office at 5941 Posey Lane, Haltom City, TX 76117. Our telephone number is (817) 840-6271. The Company’s operation has approximately 22,000 square feet in area and is leased at a cost of approximately $6,500 per month. The lease, which is on a month-to-month basis, is with a company owned by an officer and director of the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for shares of the Company’s common stock. As of the date hereof, the Company’s common stock was quoted on the OTC Link ATS (alternative trading system) operated by OTC Markets Group Inc. under the symbol “ADMQ.” No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2023, and 2022, is shown below, as quoted by www.otcmarkets.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2022	0.08	0.06
June 30, 2022	0.07	0.04
September 30, 2022	0.07	0.03
December 31, 2022	0.06	0.04
March 31, 2023	0.05	0.04
June 30, 2023	0.05	0.03
September 30, 2023	0.04	0.03
December 31, 2023	0.04	0.03

The future sale of the Company’s common stock by members of management and/or persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2023, there were 156,237,143 shares of common stock issued, issuable, and outstanding, held by 54 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities and Use of Proceeds

During the three months ended December 31, 2023, we did not issue any shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2023 TO THE YEAR ENDED DECEMBER 31, 2022

Results of Operations

Revenue

For the year ended December 31, 2023, the Company had revenues of $5,188,930 compared to $5,624,500 for the same period in 2022 from continuing operations. The decrease in revenue of $435,570, or 7.7%, is primarily due to a first quarter reduction in spending from social media influencer merchandise sales. The company has been able to mitigate any long term affects due to this reduction, by acquiring Innovative Impressions in Q2, 2023.

Cost of Revenues

The cost of revenues for the year ended December 31, 2023 was $3,682,308 compared to $3,782,280 for the same period in 2022. Cost of revenues for 2023 was 71% of revenue compared to 67.3% of revenue for 2022. The primary cause of the increase as a percentage of revenue was a direct result of decreased Q1, 2023 sales.

Operating Expenses

The general and administrative expenses were $1,377,703 for the year ended December 31, 2023 compared to $1,429,833 for the same period in 2022. The decrease in 2023 in general and administrative expenses was approximately 3.7% primarily due to due to reduced marketing costs and wages associated with the reduction in Q1, 2023 sales.

The marketing and selling expenses were $37,035 for the year ended December 31, 2023 compared to $59,343 for the same period in 2022. The decrease in 2023 in marketing and selling expenses was approximately 37.6% primarily due to the utilization of more cost-effective marketing techniques.

Net Income

The net income for the year ended December 31, 2023 was $137,468 compared to $149,752 for the same period in 2022.

Liquidity and Capital Resources

General

At December 31, 2023, we had cash of $301,411. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cashflow from operations and cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our cash provided by operating activities of $316,116 for the year ended December 31, 2023, compared to $545,929 during the same period in 2022. For the year ended December 31, 2023, net cash provided by operating activities of $316,116 consisted of net income of $137,468, plus $156,530 of non-cash items, consisting primarily of stock compensation of $131,888, depreciation and amortization of $66,363, amortization of right of use assets – operating lease of $33,682 and change in derivative liability of $94,404, plus changes in operating assets and other operating activities of $22,118. For the year ended December 31, 2022, net cash provided by operating activities of $545,929 consisted of net income of $149,752, plus $138,312 of non-cash items, consisting primarily of depreciation and amortization of $40,319 and change in derivative liability of $89,956, plus changes in operating assets and other operating activities of $257,865.

Cash used in investing activities during the year ended December 31, 2023, was $317,369 compared to $639,726 during the same period in 2022. For the year ended December 31, 2023, net cash used in investing activities consisted of $317,769 for the purchase of property and equipment. For the year ended December 31, 2022, net cash used in investing activities consisted of $639,726 for the purchase of property and equipment.

Cash provided by financing activities was $68,429 for the year ended December 31, 2023, compared to cash used in financing activities of $90,381 during the comparable period in 2022. For the year ended December 31, 2023, net cash provided by financing activities consisted of proceeds from notes payable of $147,279 and repayments of notes payable of $78,850. For the year ended December 31, 2022, net cash used in financing activities consisted of proceeds from notes payable of $114,065 and repayments of notes payable of $204,446.

As of December 31, 2023, the Company had a working capital of $43,375, of which $213,569 of current liabilities was related to derivative liabilities. As of December 31, 2022, the Company had a working capital deficit of $11,741, of which $307,973 of current liabilities was related to derivative liabilities.

	For the years ended
	December 31,
	2023	2022

Cash provided by operating activities	$316,116	$545,929
Cash used in investing activities	(317,369)	(639,726)
Cash provided by (used in) financing activities	68,429	(90,381)

Net changes to cash	$67,176	$(184,178)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ADM Endeavors, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ADM Endeavors, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its consolidated operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of ADM Endeavors, Inc. as of December 31, 2022 were audited by other auditors whose report dated March 29, 2023 expressed an unqualified opinion on those statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue transactions and Improper Revenue Recognition

As discussed in the Note 1 to the financial statements, the Company generates its revenue from the sales of its products directly to the end user and recognizes revenue when goods or products are shipped on a FOB shipping point. Understanding when the performance obligation has been completed can sometimes require significant judgement. We tested the Company’s support for all of the material revenue sources and the timing in which the Company completed the related performance obligation.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2023.

The Woodlands, Texas

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Endeavors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ADM Endeavors, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operation and its cash flow for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PWR CPA, LLP

Houston, Texas

PCAOB #6686

We have served as the Company’s auditor since 2020

Houston, Texas

March 29, 2023

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$301,411	$234,235
Accounts receivable, net	415,506	358,376
Other receivable, related party	2,399	28,446
Inventory	171,233	168,082
Prepaid expenses and other current assets	27,482	41,366
Total current assets	918,031	830,505

Noncurrent assets
Property and equipment, net	3,229,200	2,830,308
Right of use asset - operating lease	16,982	50,664
Goodwill	688,778	688,778

Total assets	$4,852,991	$4,400,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$38,679	$72,291
Accounts payable - related party	17,658	-
Accrued expenses	373,047	316,349
Income tax payable	16,130	5,859
Current portion of notes payable - secured	91,667	-
Current portion of right of use liability - operating lease	17,814	33,682
Convertible notes payable	106,092	106,092
Derivative liabilities	213,569	307,973

Total current liabilities	874,656	842,246

Noncurrent liabilities
Right of use liability - operating lease, net current portion	-	16,982
Deferred tax liability	44,002	26,460
Notes payable - secured, net of discount	1,226,367	1,075,957

Total noncurrent liabilities	1,270,369	1,119,399

Total liabilities	2,145,025	1,961,645

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of December 31, 2023 and 2022	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 156,237,143 and 153,652,143 shares issued and outstanding at December 31, 2023 and 2022	156,237	153,652
Additional paid-in capital	1,431,062	1,317,747
Stock payable	15,988	-
Retained earnings	1,102,679	965,211
Total stockholders’ equity	2,707,966	2,438,610
Total liabilities and stockholders’ equity	$4,852,991	$4,400,255

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022

Revenue
School uniform sales	$1,402,784	$1,282,488
Promotional sales	3,786,146	4,342,012
Total revenue	5,188,930	5,624,500

Operating expenses
Direct costs of revenue	3,682,308	3,782,280
General and administrative	1,377,703	1,429,833
Marketing and selling	37,035	59,343

Total operating expenses	5,097,046	5,271,456

Operating income	91,884	353,044

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	94,404	(89,956)
Gain on sale of fixed assets	4,849	-
Other income	11,315	20,540
Interest expense	(29,464)	(63,681)

Total other income (expense)	81,104	(133,097)

Income before tax provision	172,988	219,947

Provision for income taxes	35,520	70,195

Net income	$137,468	$149,752

Net income per share - basic	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00

Weighted average number of shares outstanding
basic	155,574,554	153,652,143
diluted	155,574,554	180,489,436

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2023 and 2022

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2021	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$-	$815,459	$2,288,858
Net income	-	-	-	-	-	-	149,752	149,752
Balance at December 31, 2022	2,000,000	2,000	153,652,143	153,652	1,317,747	-	965,211	2,438,610
Stock-based compensation	-	-	2,585,000	2,585	113,315	15,988	-	131,888
Net income	-	-	-	-	-	-	137,468	137,468
Balance at December 31, 2023	2,000,000	$2,000	156,237,143	$156,237	$1,431,062	$15,988	$1,102,679	$2,707,966

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income	$137,468	$149,752
Adjustments to reconcile net income to net cash provided by continuing operations:
Stock-based compensation	131,888	-
Depreciation and amortization	66,363	40,319
Bad debt expense	4,729	2,601
Amortization of debt discount	19,121	-
Amortization of right of use asset - operating lease	33,682	5,436
Change in derivative liability	(94,404)	89,956
Gain on fixed assets	(4,849)	-
Changes in operating assets and liabilities:
Accounts receivable	(61,859)	350,201
Other receivable, related party	26,047	10,070
Inventory	6,849	(28,971)
Prepaid expenses and other assets	15,374	(2,512)
Accounts payable	(33,612)	51,419
Accounts payable - related party	17,658	-
Accrued expenses	56,698	(34,296)
Income tax payable	10,271	(109,070)
Right of use operating lease liability	(32,850)	(5,436)
Deferred tax liability	17,542	26,460
Net cash provided by operating activities	316,116	545,929

Cash flows used in investing activities
Purchase of property and equipment	(317,369)	(639,726)
Net cash used in investing activities	(317,369)	(639,726)

Cash flows used in financing activities:
Repayments on note payable	(78,850)	(204,446)
Proceeds from note payable	147,279	114,065
Net cash provided by (used in) financing activities	68,429	(90,381)

Net change in cash	67,176	(184,178)

Cash at beginning of period	234,235	418,413

Cash at end of period	$301,411	$234,235
Supplemental disclosure of cash flow information:

Cash paid for interest	$32,975	$37,952

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$9,400	$1,725
Acquisition of Innovative Impression, Inc.	$143,637	$-
Non-cash addition to note payable	$1,490	$-
Note payable issued for property and equipment	$-	$852,820
Capitalization of ROU asset and liability - operating	$-	$56,100

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary JRP, at December 31, 2023. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2023 and 2022, the Company had no cash equivalents.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at December 31, 2023 and 2022.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $171,233 and $168,082 as of December 31, 2023 and 2022, respectively.

Three vendors accounted for approximately 73.3% and four vendors accounted for 73.6% of inventory purchases during the years ended December 31, 2023 and 2022, respectively. These same vendors made up less than 1% and 16% of our accounts payable as of December 31, 2023 and 2022, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment charges were recorded in fiscal 2023 or 2022 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2023 and 2022.

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

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery to a third-party carrier to our guest, which is our only performance obligation. When merchandise is shipped to our guests, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the guest has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

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

During the years ended December 31, 2023 and 2022, 9,355,556 and 6,837,293 shares issuable upon the conversion of convertible note, respectively, 20,000,000 shares issuable upon the conversion of preferred shares, were considered for their dilutive effects but were determined to be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2023 and 2022. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2023 and 2022.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of December 31, 2023 and 2022.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which had no material impact on the Company’s financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations and there are no proceedings in which any directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014 expiring in February 2024, with a right to renew for an additional five years to operate stores and websites in the Company’s exclusive territory. The Company is obligated to pay 5% of gross revenue for use of systems and manuals. Subsequent to year end but as of the date of this 10K, the franchise agreement has been renewed for an additional 5 years.

During the years ended December 31, 2023 and 2022, the Company paid $81,761 and $70,375 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31.

During the years ended December 31, 2023 and 2022, the Company paid $23,303 and $28,856 for the uniform supply agreement, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation for continuing operations at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Land	$970,455	$970,455
Equipment	668,847	485,958
Autos and trucks	34,680	95,246
Construction in process	1,722,061	1,413,531
Land and building – rental property	256,387	256,387
Less: accumulated depreciation	(423,230)	(391,270)
Property and equipment, net	$3,229,200	$2,830,308

Depreciation expense for continuing operations for the years ended December 31, 2023 and 2022 was $66,363 and $40,319, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Note Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2023. On March 5, 2023, the note was extended to September 5, 2023. On March 5, 2024, the note was extended to January 1, 2025.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion or 35% of an estimated fair value if not traded. As of December 31, 2023, the convertible debt was convertible into 9,355,556 common shares.

The note balance was $106,092 as of December 31, 2023 and 2022.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2023 and 2022:

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2023
Liabilities:
Derivative liabilities	$-	$-	$213,569	$213,569

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2022
Liabilities:
Derivative liabilities	$-	$-	$307,973	$307,973

As of December 31, 2023 and 2022, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 110%, exercise price of $0.0114 and $0.0155, and risk-free rate of 4.79% and 4.76%, respectively. Included in Derivative Income (Loss) in the accompanying consolidated statements of operations is expense arising from the gain on change in fair value of the derivatives of $94,404 and a loss of $89,956 during the years ended December 31, 2023 and 2022, respectively.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2023 and 2022:

Fair value at December 31, 2021	$218,017
Loss on change in fair value of derivative liabilities	89,956
Fair value at December 31, 2022	307,973
Gain on change in fair value of derivative liabilities	(94,404)
Fair value at December 31, 2023	$213,569

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

On August 3, 2021, the Company entered into a secured promissory note in the amount of $172,000. The note is secured by the deed of trust on the property and bears interest at 4.5% and is due on August 3, 2026. The monthly payments under the agreement are due in fifty nine installments of $1,094, with the remaining balance due at maturity. As of December 31, 2022, the secured loan balance was $0.

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022 and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,458.87, which is an amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the year ended December 31, 2022, the Company capitalized $1,725 of loan costs and $6,195 of interest related to this note. As of December 31, 2022, the loan balance was $1,075,957, net of $92,347 of debt discount. During the year ended December 31, 2023, the Company capitalized $9,400 of loan costs and $71,933 of interest related to this note. As of December31, 2023, the loan balance was $1,230,275, net of $82,947 of debt discount.

On April 27, 2023, the Acquisition (as defined in Note 11 below) closed, and the Company issued the Note (as defined in Note 11 below) to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the year ended December 31, 2023, the Company amortized $19,122 of debt discount related to this note. As of December 31, 2023, the loan balance was $87,759, net of $37,241 of debt discount.

As of December 31, 2023, the secured notes payable balance was $1,318,034, consisting of long term notes payable of $1,226,367 and current portion of notes payable of $91,667. As of December 31, 2022, the secured notes payable balance was $1,075,957, consisting of long term notes payable of $1,075,957 and current portion of notes payable of $0.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $373,047 and $316,349 as of December 31, 2023 and 2022, respectively. See breakdown below of accrued expenses as follows:

	December 31, 2023	December 31, 2022
Credit cards payable	$183,061	$150,107
Accrued interest	95,597	80,949
Other accrued expenses	94,389	85,293
Total accrued expenses	$373,047	$316,349

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $90,500 and $93,595 to M & M for the years ended December 31, 2023 and 2022, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 156,237,143 and 153,652,143 outstanding shares of common stock at December 31, 2023 and 2022, respectively. There were 2,000,000 outstanding shares of preferred stock as of December 31, 2023 and 2022, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On April 1, 2023, the Company entered into an investor relations agreement and issued 300,000 shares of common stock for services from April 1, 2023, through September 30, 2023. The Company recognized $15,900 of expense related to this agreement. On October 1, 2023, the investor relations firm returned the 300,000 share of common stock issued to them by the Company.

On April 27, 2023, the Company also entered into an Independent Consulting Agreement with Mr. Breese, pursuant to which (i) Mr. Breese would provide embroidery industry consulting and sales services to the company for an initial term of two years, and (ii) Mr. Breese would be paid 20% sales commissions and $100,000 of Company stock, valued as of May 1, 2023, which totaled 2,585,000 shares of common stock. Pursuant to the agreement, Mr. Breese may not sell the Stock for a period of one hundred eighty calendar days from the effective date. On October 24, 2023, the Company accrued an additional 491,923 shares with a fair value of $15,988, which was recorded in stock payable.

NOTE 9 – CUSTOMER CONCENTRATION

Concentration of revenue

During the year ended December 31, 2023, there were no customers that exceeded 10% of our total gross revenues and two customers made up 24% of revenues during the year ended December 31, 2022.

Concentration of accounts receivable

One customer accounted for 10% and two customers accounted for 46% of accounts receivable as of December 31, 2023 and 2022, respectively.

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

On October 28, 2022, the Company entered into an operating lease that expires June 30, 2024. The operating lease result in the recognition of ROU asset and lease liability on the balance sheet. ROU asset and operating lease liability are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.50%. The Company’s lease does not contain any material restrictive covenants. The lease has a remaining term of 0.5 years.

The following table provides the maturities of lease liabilities at December 31, 2023:

Operating
Lease
Maturity of Lease Liability at December 31, 2023
2024	$17,814
Total future undiscounted lease payments	17,814
Less: Amounts representing interest	-
Present value of lease liabilities	$17,814

NOTE 11 – ASSET ACQUISITION

On April 27, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Innovative Impressions, Inc., a Texas corporation (the “Seller”), pursuant to which the Company acquired (the “Acquisition”) embroidery equipment, inventory, and related assets (the “Assets”), from the Seller for a $200,000 secured promissory note (with a fair value of $143,637) to the Seller or its nominee (the “Note”) that matures on April 25, 2025. The monthly payments under the agreement are due in twenty-four installments of $8,333. The Company evaluated and concluded that the assets acquired would qualify as a single identifiable asset in a asset acquisition in accordance with ASC 805.

	Fair Value	Average Estimated Life
Purchase Price:
Notes payable, net of discount	$143,637
Total purchase consideration	$143,637

Purchase Allocation:
Inventory	$10,000	Less than 1 year
Fixed assets	133,637	3 years
Total purchase price allocation	$143,637

NOTE 12 – INCOME TAXES

The components of income tax expense from continuing operations for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Current	$17,978	$43,735
Deferred	17,542	26,460
Total	$35,520	$70,195

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2023 and 2022), as follows:

	December 31, 2023	December 31, 2022
Tax expense at the statutory rate	$36,000	$46,000
Permanent differences	9,000	19,000
Other	(9,000)	5,000
Change in valuation allowance	-	-
Total	$36,000	$70,000

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities as presented below:

	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Depreciation of property and equipment	$17,542	$26,460
Total deferred tax liabilities	$17,542	$26,460

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 an evaluation was carried out under the supervision of and with the participation of our management, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of December 31, 2023, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Name	Age	Position
Marc Johnson	54	Chief Executive Officer, and Chairman of the Board
Alex Archer	53	Chief Financial Officer

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

Alex Archer, CFO. Alex earned his Bachelors Degree from Florida Atlantic University in 2007 and an MBA from Liberty University in 2014. Having started as a bookkeeper in 2005, Alex bring 18 years of experience to the company. Alex has experience with the public sector through past employment with a Berkshire Hathaway subsidiary. His number one priority is to implement procedures that will allow us to scale for our planned growth.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the controlling shareholder. The Company has two directors, and a Chief Executive Officer and a Chief Financial Officer (roles previously filled by a single executive officer) reporting to the Board of Directors. Our structure provides the Company with multiple leaders who represent the Company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

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

SUMMARY COMPENSATION TABLE

						Non-	Non-
						equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Marc Johnson, CEO and Director (1)	2023	$250,000	$-	$-	$-	$-	$-	$-	$250,000
	2022	$250,000	$-	$-	$-	$-	$-	$-	$250,000

Alex Archer, CFO	2023	$100,000	$15,000	$-	$-	$-	$-	$-	$115,000
	2022	$-	$-	$-	$-	$-	$-	$-	$-

(1) Appointed on April 19, 2018 as COO and Director. On January 8, 2020, resigned as COO and appointed as CEO.

(2) Alex Archer appointed on May 22, 2023 as CFO.

Employment Agreements

None.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2023, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Options Unexercisable	Equity Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Value of Shares or Units Market Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights Not Vested	Value of Unearned Shares Units or Other Rights Not Vested
Marc Johnson, CEO, and Director	-	-	-	-	-	-	-	-	-
Alex Archer, CFO	-	-	-	-	-	-	-	-	-

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the years ended December 31, 2023 and 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2023, we had 156,237,143 shares of common stock issued, issuable and outstanding. The following table sets forth information known to us as of December 31, 2023 relating to the beneficial ownership of shares of our common stock by:

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

		Number of
		Shares	Percent
	Name and Address of	Beneficially	of
Title of Class	Beneficial Owner	Owned (1)	Class (2)
Common Stock	Marc Johnson (4)	47,160,000	30.19%
Common Stock	M&M Real Estate, Inc. (3)	22,232,143	14.87%
Common Stock	All directors and named executive officers as a group (2 persons)	70,392,143	45.05%

Preferred Stock	Marc Johnson (4)	2,000,000	100.0%
Preferred Stock	All directors and named executive officers as a group (4 persons)	2,000,000	100.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)	As of December 31, 2023, a total of 156,237,143 shares of the Company’s common stock and 2,000,000 shares of the Company’s preferred stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Marc Johnson is the owner of M&M Real Estate, Inc.

(4)	Officer and director.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Office Space

The majority voting shareholder, director and officer of the Company, Marc Johnson, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas, facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $93,595 and $93,595 to M & M for the years ended December 31, 2023 and 2022, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2023 and 2022 were $54,500 and $54,500, respectively. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal year ended December 31, 2023, there were $3,200 billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

ADM ENDEAVORS, INC.

Date: April 16, 2024	By:	/s/ Marc Johnson
	Name:	Marc Johnson
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Marc Johnson	Director	April 16, 2024
Marc Johnson

