Form 10-Q
period 2024-03-31
ADM ENDEAVORS, INC.
filed 2024-05-20
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 156,637,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets
Cash	$177,964	$301,411
Accounts receivable, net	274,117	415,506
Other receivable, related party	19,579	2,399
Inventory	212,830	171,233
Prepaid expenses and other current assets	47,753	27,482
Total current assets	732,243	918,031

Noncurrent assets
Property and equipment, net	3,350,027	3,229,200
Right of use asset - operating lease	8,268	16,982
Goodwill	688,778	688,778

Total assets	$4,779,316	$4,852,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$121,385	$38,679
Accounts payable - related party	2,353	17,658
Accrued expenses	299,712	373,047
Income tax payable	16,130	16,130
Current portion of notes payable - secured	69,775	91,667
Current portion of right of use liability - operating lease	8,268	17,814
Convertible note payable	106,092	106,092
Derivative liabilities	221,485	213,569

Total current liabilities	845,200	874,656

Noncurrent liabilities
Deferred tax liability	44,002	44,002
Notes payable - secured, net of discount	1,229,724	1,226,367

Total noncurrent liabilities	1,273,726	1,270,369

Total liabilities	2,118,926	2,145,025

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of March 31, 2024 and December 31, 2023	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 156,637,143 and 156,237,143 shares issued and outstanding at March 31, 2024 and December 31, 2023	156,637	156,237
Additional paid-in capital	1,447,222	1,431,062
Stock payable	15,988	15,988
Retained earnings	1,038,543	1,102,679
Total stockholders’ equity	2,660,390	2,707,966

Total liabilities and stockholders’ equity	$4,779,316	$4,852,991

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023

Revenue
School uniform sales	$103,993	$84,117
Promotional sales	952,145	556,327
Total revenue	1,056,138	640,444

Operating expenses
Direct costs of revenue	721,227	507,200
General and administrative	386,032	275,103
Marketing and selling	8,042	12,454

Total operating expenses	1,115,301	794,757

Operating loss	(59,163)	(154,313)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	(7,916)	52,613
Other income	9,127	2,000
Interest expense	(6,184)	(10,897)

Total other income (expense)	(4,973)	43,716

Income before tax provision	(64,136)	(110,597)

Provision for income taxes	-	-

Net loss	$(64,136)	$(110,597)

Net income per share - basic	$(0.00)	$(0.00)
Net income per share - diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
basic	156,536,044	153,652,143
diluted	156,536,044	153,652,143

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2023	2,000,000	$2,000	156,237,143	$156,237	$1,431,062	$15,988	$1,102,679	$2,707,966
Stock-based compensation	-	-	400,000	400	16,160	-	-	16,560
Net loss	-	-	-	-	-	-	(64,136)	(64,136)
Balance at March 31, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,038,543	$2,660,390

Balance at December 31, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$-	$965,211	$2,438,610
Net loss	-	-	-	-	-	-	(110,597)	(110,597)
Balance at March 31, 2023	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$-	$854,614	$2,328,013

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(64,136)	$(110,597)
Adjustments to reconcile net loss to net cash provided by continuing operations:
Stock-based compensation	16,560	-
Depreciation and amortization	17,060	14,066
Bad debt expense	-	2,601
Amortization of debt discount	7,016	-
Amortization of right of use asset - operating lease	8,714	8,248
Change in derivative liability	7,916	(52,613)
Changes in operating assets and liabilities:
Accounts receivable	141,389	191,149
Other receivable, related party	(17,180)	1,663
Inventory	(41,597)	(242,453)
Prepaid expenses and other assets	(20,271)	5,612
Accounts payable	82,706	269,310
Accounts payable - related party	(15,305)	-
Accrued expenses	(73,335)	87,197
Right of use operating lease liability	(9,546)	(7,683)
Net cash provided by operating activities	39,991	166,500

Cash flows used in investing activities
Purchase of property and equipment	(135,544)	(131,414)
Net cash used in investing activities	(135,544)	(131,414)

Cash flows used in financing activities:
Repayments on notes payable	(27,894)	(3,126)
Proceeds from note payable	-	53,692
Net cash provided by (used in) financing activities	(27,894)	50,566

Net change in cash	(123,447)	85,652

Cash at beginning of period	301,411	234,235

Cash at end of period	$177,964	$319,887
Supplemental disclosure of cash flow information:

Cash paid for interest	$18,106	$12,865

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$2,343	$2,318

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 4, 2001, we were incorporated in North Dakota as ADM Enterprises, Inc. On May 9, 2006, the Company changed its name to ADM Endeavors, Inc. (“ADM Endeavors,” “ADM,” “we,” “us,” “our,” or the “Company”) and its domicile to the state of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”), a sole proprietorship owned by Ardell and Tammera Mees, in exchange for 10,000,000 newly issued shares of our common stock. As a result, ADM Enterprises became a wholly owned subsidiary of the Company. ADM then provided installation services to grocery décor and design companies primarily in North Dakota.

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

The unaudited consolidated financial statements of the Company for the three month periods ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at March 31, 2024. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to allowance for credit losses, inventory obsolescence, goodwill, derivative liability, stock-based compensation and deferred tax valuations.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At March 31, 2024, and December 31, 2023, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at March 31, 2024 was $0. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance as of March 31, 2024 and December 31, 2023.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $212,830 and $171,233 as of March 31, 2024, and December 31, 2023, respectively.

Two vendors accounted for approximately 92% of inventory purchases during the three months ended March 31, 2024. Three vendors accounted for approximately 87% of inventory purchases during the three months ended March 31, 2023.

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton option pricing model. Changes in fair value are recorded in Other Income (Expense) of the consolidated statements of operations.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans, the carrying amounts approximate fair value due to their short maturities.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at March 31, 2024, and December 31, 2023.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2024 and December 31, 2023.

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

During the three months ended March 31, 2024 and 2023, 4,969,180 and 6,732,011 shares issuable upon the conversion of convertible note, respectively, and 20,000,000 shares issuable upon the conversion of preferred shares, were considered for their dilutive effects but were determined to be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2024, and December 31, 2023. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2024 and 2023.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of March 31, 2024, and December 31, 2023.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 20, 2024, there were no pending or threatened lawsuits.

Franchise Agreement

The Company has a franchise agreement effective February 19, 2014, expiring in February 2024, with a right to renew for an additional five years to operate stores and websites in the Company’s exclusive territory. In March 2024, the agreement was renewed for an additional five years, expiring on March 4, 2029. The Company is obligated to pay 5% of gross revenue for use of systems and manuals.

During the three months ended March 31, 2024, and 2023, the Company paid $5,561 and $3,242, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31.

During the three months ended March 31, 2024 and 2023, the Company paid $0 and $23,303 for the uniform supply agreement, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and finance lease right of use assets, stated at cost, less accumulated depreciation at March 31, 2024, and December 31, 2023, consisted of the following:

	March 31, 2024	December 31, 2023
Land	$970,455	$970,455
Equipment	668,847	668,847
Autos and trucks	34,680	34,680
Construction in process	1,859,948	1,722,061
Land and building – rental property	256,387	256,387

Less: accumulated depreciation	(440,290)	(423,230)
Property and equipment, net	$3,350,027	$3,229,200

Depreciation expense for the three months ended March 31, 2024, and 2023, was $17,060 and $14,066, respectively.

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

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of March 31, 2024 and December 31, 2023 the convertible debt was convertible into 4,969,180 and 9,290,560 common shares, respectively.

The note balance was $106,092 as of March 31, 2024, and December 31, 2023.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2024, and December 31, 2023:

				Fair value at
	Level 1	Level 2	Level 3	March 31, 2024
Liabilities:
Derivative liabilities	$-	$-	$221,485	$221,485

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2023
Liabilities:
Derivative liabilities	$-	$-	$213,569	$213,569

As of March 31, 2024, and December 31, 2023, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 104% and 110%, exercise price of $0.0214 and $0.0114, and risk-free rate of 5.03% and 4.79%, respectively. Included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations is expense arising from the loss on change in fair value of the derivatives of $7,916 and a derivatives gain of $52,613 during the three months ended March 31, 2024, and 2023, respectively.

Fair value at December 31, 2023	$213,569
Loss on change in fair value of derivative liabilities	7,916
Fair value at March 31, 2024	$221,485

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,458.87, which is an amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the three months ended March 31, 2024, the Company capitalized $2,343 of loan costs and $18,106 of interest related to this note. As of March 31, 2024, the loan balance was $1,229,724, net of $80,604 of debt discount.

On April 27, 2023, the Acquisition (as defined in Note 11 below) closed, and the Company issued the Note (as defined in Note 11 below) to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the three months ended March 31, 2024, the Company amortized $7,016 of debt discount related to this note. As of March 31, 2024, the loan balance was $69,775, net of $30,225 of debt discount. As of December 31, 2023, the loan balance was $87,759, net of $37,241 of debt discount.

As of March 31, 2024, the secured notes payable balance was $1,299,499, consisting of long term notes payable of $1,229,724 and current portion of notes payable of $69,775. As of December 31, 2023, the secured notes payable balance was $1,318,034, consisting of long term notes payable of $1,226,367 and current portion of notes payable of $91,667.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $299,712 and $373,047 as of March 31, 2024, and December 31, 2023, respectively. See breakdown below of accrued expenses:

	March 31, 2024	December 31, 2023
Credit cards payable	$97,600	$183,061
Accrued interest	95,597	95,597
Other accrued expenses	106,515	94,389
Total accrued expenses	$299,712	$373,047

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $21,750 to M & M for the three months ended March 31, 2024, and 2023.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 156,637,143 and 156,237,143 outstanding shares of common stock at March 31, 2024, and December 31, 2023, respectively. There were 2,000,000 outstanding shares of preferred stock as of March 31, 2024, and December 31, 2023, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On November 11, 2023, the Company entered into a capital market advisory agreement. During the three months ended March 31, 2024, the Company issued 400,000 shares of common stock for services provided. The Company recognized $16,560 of expense related to this agreement.

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

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the three months ended March 31, 2024 and 2023, no customer made up over 10% of revenues.

Concentration of accounts receivable

Two customers accounted for 23% of accounts receivable as of March 31, 2024. One customer accounted for 10% of accounts receivable as of December 31, 2023.

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

On October 28, 2022, the Company entered into an operating lease that expires June 30, 2024. The operating lease results in the recognition of ROU asset and lease liability on the balance sheet. ROU asset and operating lease liability are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 5.50%. The Company’s lease does not contain any material restrictive covenants. The lease has a remaining term of 0.25 years.

The following table provides the maturities of lease liabilities at March 31, 2024:

Operating
Lease
Maturity of Lease Liability at March 31, 2024
2024 (three months remaining)	$8,268
Total future undiscounted lease payments	$8,268
Less: Amounts representing interest	-
Present value of lease liabilities	$8,268

NOTE 11 – ASSET ACQUISITION

On April 27, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Innovative Impressions, Inc., a Texas corporation (the “Seller”), pursuant to which the Company acquired (the “Acquisition”) embroidery equipment, inventory, and related assets (the “Assets”), from the Seller for a $200,000 secured promissory note (with a fair value of $143,637) to the Seller or its nominee (the “Note”) that matures on April 25, 2025. The monthly payments under the agreement are due in twenty-four installments of $8,333. The Company evaluated and concluded that the assets acquired would qualify as a single identifiable asset in an asset acquisition in accordance with ASC 805.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

On January 4, 2001, ADM Endeavors, Inc. (“ADM Endeavors,” “ADM,” “we,” “us,” “our” or the “Company”) was incorporated in North Dakota as “ADM Enterprises, Inc.” On May 9, 2006, the Company changed its name to “ADM Endeavors, Inc.” and its domicile to the State of Nevada. On July 1, 2008, the Company acquired all of the assets of ADM Enterprises, LLC (“ADM Enterprises”) in exchange for 10,000,000 newly issued shares of Company common stock. As a result, ADM Enterprises became a wholly owned subsidiary of the Company. ADM then provided installation services to grocery décor and design companies primarily in North Dakota.

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

For the Three Months Ended March 31, 2024, and 2023

Revenues

Our revenue was $1,056,138 for the three months ended March 31, 2024, compared to $640,444 for the three months ended March 31, 2023, resulting in an increase of $415,694, or 65%. The increase in revenue is primarily due to increased sales from newly acquired government contracts.

Operating Expenses

Direct costs of revenues were $721,227 and $507,200 for the three months ended March 31, 2024, and 2023, respectively, resulting in an increase of $214,027, or 42%. The increase in direct costs was a direct result of the increased sales from newly acquired government contracts and the acquisition of Innovative Impressions in April 2023. The gross margin increased from 21% during the three months ended March 31, 2023, to 32% during the three months ended March 31, 2024.

General and administrative expenses were $386,032 for the three months ended March 31, 2024, compared to $275,103 for the same period in 2023. The increase in 2024 general and administrative expenses of approximately 40% was primarily due to additional expenses related to the second quarter 2023 acquisition from Innovative Impressions and the additional resources needed to service newly acquired government contracts.

Marketing and selling expenses were $8,042 for the three months ended March 31, 2024, compared to $12,454 for the same period in 2023. The decrease in 2024 marketing and selling expenses of approximately 35% decreased traditional marketing methods needed to acquire new government contracts.

Net loss was $64,136 for the three months ended March 31, 2024, compared to $110,597 for the three months ended March 31, 2023, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended March 31, 2024, compared to the three months ended March 31, 2023

We had cash provided by operations of $39,991 for the three months ended March 31, 2024, compared to cash provided by operations of $166,500 for the three months ended March 31, 2023. The decrease in positive cash flow from operating activities for the three months ended March 31, 2024, was primarily attributable to a change in net loss and inventory.

We had cash used in investing activities of $135,544 for the three months ended March 31, 2024, and $131,414 for the three months ended March 31, 2023. The change in cash flow from investing activities for the three months ended March 31, 2023, was attributable to an increase in the purchase of property and equipment in 2024.

We had cash used in financing activities of $27,894 for the three months ended March 31, 2024, compared to cash provided by financing activities of $50,566 for the same period in 2023. Cash used in financing activities consisted of repayments on notes payable.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K as filed on April 16, 2024, for a discussion of our critical accounting policies and estimates.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
10.1	Texas Commercial Lease between M&M Real Estate Inc. and Just Right Products Inc., dated January 1, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2022)
10.2	Construction Loan Agreement, dated as of October 25, 2022, by and among ADM Endeavors, Inc., Just Right Products, Inc., and CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
10.3	Promissory Note, dated as of October 25, 2022, by ADM Endeavors, Inc., and Just Right Products, Inc., in favor of CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
10.4	Asset Purchase Agreement, dated April 27, 2023, by Just Right Products, Inc., and Innovative Impressions, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.5	Promissory Note, dated April 27, 2023, by Just Right Products, Inc., in favor of Robert Breese (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.6	Pledge and Security Agreement, dated April 27, 2023, by Just Right Products, Inc., and Robert Breese (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.7	Independent Consulting Agreement, dated April 27, 2023, by Just Right Products, Inc., and Robert Breese (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
31.1	Certification of Principal Executive Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2	Certification of Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (2)	Inline XBRL Taxonomy Extension Instance Document
101.SCH (2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 (2)	Cover Page Interactive Data file

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

ADM ENDEAVORS, INC.

Dated: May 20, 2024		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer

Dated: May 20, 2024		/s/ Alex Archer
	By:	Alex Archer
	Its:	Chief Financial Officer

