Form 10-Q
period 2024-06-30
ADM ENDEAVORS, INC.
filed 2024-08-14
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 156,637,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$124,192	$301,411
Accounts receivable, net	431,252	415,506
Other receivable, related party	23,149	2,399
Inventory	401,037	171,233
Prepaid expenses and other current assets	22,495	27,482
Total current assets	1,002,125	918,031

Noncurrent assets
Property and equipment, net	3,943,303	3,229,200
Right of use asset - operating lease	-	16,982
Goodwill	688,778	688,778

Total assets	$5,634,206	$4,852,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$324,343	$38,679
Accounts payable - related party	-	17,658
Accrued expenses	238,020	373,047
Income tax payable	16,130	16,130
Current portion of notes payable - secured	43,458	91,667
Current portion of right of use liability - operating lease	-	17,814
Convertible note payable	106,092	106,092
Derivative liabilities	229,417	213,569

Total current liabilities	957,460	874,656

Noncurrent liabilities
Deferred tax liability	44,002	44,002
Notes payable - secured, net of discount	1,985,653	1,226,367

Total noncurrent liabilities	2,029,655	1,270,369

Total liabilities	2,987,115	2,145,025

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of June 30 2024 and December 31, 2023	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 156,637,143 and 156,237,143 shares issued and outstanding at June 30, 2024 and December 31, 2023	156,637	156,237
Additional paid-in capital	1,447,222	1,431,062
Stock payable	15,988	15,988
Retained earnings	1,025,244	1,102,679
Total stockholders’ equity	2,647,091	2,707,966

Total liabilities and stockholders’ equity	$5,634,206	$4,852,991

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenue
School uniform sales	$124,952	$109,546	$228,945	$193,663
Promotional sales	1,097,648	1,181,704	2,049,793	1,738,031
Total revenue	1,222,600	1,291,250	2,278,738	1,931,694

Operating expenses
Direct costs of revenue	800,215	806,398	1,521,442	1,313,598
General and administrative	411,537	389,546	797,569	664,649
Marketing and selling	9,284	8,053	17,326	20,507

Total operating expenses	1,221,036	1,203,997	2,336,337	1,998,754

Operating income (loss)	1,564	87,253	(57,599)	(67,060)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	(7,932)	28,754	(15,848)	81,367
Other income	6,526	2,900	15,653	4,900
Interest expense	(13,457)	489	(19,641)	(10,408)

Total other income (expense)	(14,863)	32,143	(19,836)	75,859

Income before tax provision	(13,299)	119,396	(77,435)	8,799

Provision for income taxes	-	1,848	-	1,848

Net income (loss)	$(13,299)	$117,548	$(77,435)	$6,951

Net income (loss) per share - basic	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss) per share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding
basic	156,637,143	153,652,143	156,586,594	153,652,143
diluted	156,637,143	153,652,143	156,586,594	153,652,143

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2023	2,000,000	$2,000	156,237,143	$156,237	$1,431,062	$15,988	$1,102,679	$2,707,966
Stock-based compensation	-	-	400,000	400	16,160	-	-	16,560
Net loss	-	-	-	-	-	-	(64,136)	(64,136)
Balance at March 31, 2024	2,000,000	2,000	156,637,143	156,637	1,447,222	15,988	1,038,543	2,660,390
Net loss	-	-	-	-	-	-	(13,299)	(13,299)
Balance at June 30, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,025,244	$2,647,091

Balance at December 31, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$-	$965,211	$2,438,610
Net loss	-	-	-	-	-	-	(110,597)	(110,597)
Balance at March 31, 2023	2,000,000	2,000	153,652,143	153,652	1,317,747	-	854,614	2,328,013
Stock-based compensation	-	-	2,885,000	2,885	113,015	-	-	115,900
Net loss	-	-	-	-	-	-	117,548	117,548
Balance at June 30, 2023	2,000,000	$2,000	156,537,143	$156,537	$1,430,762	$-	$972,162	$2,561,461

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income (loss)	$(77,435)	$6,951
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Stock-based compensation	16,560	115,900
Depreciation and amortization	36,613	32,924
Bad debt expense	3,678	2,318
Amortization of debt discount	14,033	4,935
Amortization of right of use asset - operating lease	16,982	16,610
Change in derivative liability	15,848	(81,367)
Gain on fixed assets	-	(2,974)
Changes in operating assets and liabilities:
Accounts receivable	(19,424)	(66,451)
Other receivable, related party	(20,750)	11,124
Inventory	(229,804)	(518,290)
Prepaid expenses and other assets	4,987	10,394
Accounts payable	285,664	472,779
Accounts payable - related party	(17,658)	-
Accrued expenses	(135,027)	108,667
Income tax payable	-	1,848
Right of use operating lease liability	(17,814)	(16,045)
Net cash provided by (used in) operating activities	(123,547)	99,323

Cash flows from investing activities
Purchase of property and equipment	(746,031)	(171,566)
Net cash used in investing activities	(746,031)	(171,566)

Cash flows from financing activities:
Repayments on notes payable	(63,614)	(3,126)
Proceeds from note payable	755,973	147,278
Net cash provided by (used in) financing activities	692,359	144,152

Net change in cash	(177,219)	71,909

Cash at beginning of period	301,411	234,235

Cash at end of period	$124,192	$306,144
Supplemental disclosure of cash flow information:

Cash paid for interest	$30,009	$12,865

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$4,685	$4,661
Acquisition of Innovative Impression, Inc.	$-	$143,637

See accompanying notes to consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2024

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

The unaudited consolidated financial statements of the Company for the three and six month periods ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at June 30, 2024. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At June 30, 2024, and December 31, 2023, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2024 was $0. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance as of June 30, 2024 and December 31, 2023.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $401,037 and $171,233 as of June 30, 2024, and December 31, 2023, respectively.

Three vendors accounted for approximately 82% of inventory purchases during the six months ended June 30, 2024. Three vendors accounted for approximately 75% of inventory purchases during the six months ended June 30, 2023.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at June 30, 2024, and December 31, 2023.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2024 or 2023 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2024 and December 31, 2023.

Revenue Recognition

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery of the product to our customer. When merchandise is shipped to our customers, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the customer has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfilment activities and are included in net sales with the corresponding costs recorded in cost of sales.

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

During the six months ended June 30, 2024 and 2023, 6,673,712 and 8,476,510 shares issuable upon the conversion of convertible note, respectively, and 20,000,000 shares issuable upon the conversion of preferred shares, were considered for their dilutive effects but were determined to be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2024, and December 31, 2023. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three and six months ended June 30, 2024 and 2023.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of June 30, 2024, and December 31, 2023.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 14, 2024, there were no pending or threatened lawsuits.

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

During the six months ended June 30, 2024, and 2023, the Company paid $9,952 and $6,944, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31.

During the six months ended June 30, 2024 and 2023, the Company paid $0 and $23,303 for the uniform supply agreement, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and finance lease right of use assets, stated at cost, less accumulated depreciation at June 30, 2024, and December 31, 2023, consisted of the following:

	June 30, 2024	December 31, 2023
Land	$970,455	$970,455
Equipment	699,057	668,847
Autos and trucks	34,680	34,680
Construction in process	2,442,567	1,722,061
Land and building – rental property	256,387	256,387

Less: accumulated depreciation	(459,843)	(423,230)
Property and equipment, net	$3,943,303	$3,229,200

Depreciation expense for the six months ended June 30, 2024, and 2023, was $36,613 and $32,924, respectively.

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

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of June 30, 2024 and December 31, 2023 the convertible debt was convertible into 6,673,712 and 9,290,560 common shares, respectively.

The note balance was $106,092 as of June 30, 2024, and December 31, 2023.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2024, and December 31, 2023:

				Fair value at
	Level 1	Level 2	Level 3	June 30, 2024
Liabilities:
Derivative liabilities	$-	$-	$221,485	$229,417

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2023
Liabilities:
Derivative liabilities	$-	$-	$213,569	$213,569

As of June 30, 2024, and December 31, 2023, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 106% and 112%, exercise price of $0.0159 and $0.0114, and risk-free rate of 5.09% and 4.79%, respectively. Included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations is expense arising from the loss on change in fair value of the derivatives of $15,848 and a derivatives gain of $81,367 during the six months ended June 30, 2024, and 2023, respectively.

Fair value at December 31, 2023	$213,569
Loss on change in fair value of derivative liabilities	15,848
Fair value at June 30, 2024	$229,417

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,459, which is an amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the six months ended June 30, 2024, the Company capitalized $4,685 of loan costs and $30,009 of interest related to this note. As of June 30, 2024, the loan balance was $1,985,653, net of $78,261 of debt discount. As of December 31, 2023, the loan balance was $1,230,275, net of $82,947 of debt discount.

On April 27, 2023, the Acquisition (as defined in Note 11 below) closed, and the Company issued the Note (as defined in Note 11 below) to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the six months ended June 30, 2024, the Company amortized $14,033 of debt discount related to this note. As of June 30, 2024, the loan balance was $43,458, net of $23,208 of debt discount. As of December 31, 2023, the loan balance was $87,759, net of $37,241 of debt discount.

As of June 30, 2024, the secured notes payable balance was $2,029,111, consisting of long term notes payable of $1,985,653 and current portion of notes payable of $43,458. As of December 31, 2023, the secured notes payable balance was $1,318,034, consisting of long term notes payable of $1,226,367 and current portion of notes payable of $91,667.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $238,020 and $373,047 as of June 30, 2024, and December 31, 2023, respectively. See breakdown below of accrued expenses:

	June 30, 2024	December 31, 2023
Credit cards payable	$21,968	$183,061
Accrued interest	101,813	95,597
Other accrued expenses	114,239	94,389
Total accrued expenses	$238,020	$373,047

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $43,500 to M & M for the six months ended June 30, 2024, and 2023.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 156,637,143 and 156,237,143 outstanding shares of common stock at June 30, 2024, and December 31, 2023, respectively. There were 2,000,000 outstanding shares of preferred stock as of June 30, 2024, and December 31, 2023, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On November 8, 2023, the Company entered into a capital market advisory agreement. During the six months ended June 30, 2024, the Company issued 400,000 shares of common stock for services provided. The Company recognized $16,560 of expense related to this agreement.

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

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the six months ended June 30, 2024 and 2023, no customer made up over 10% of revenues.

Concentration of accounts receivable

One customers accounted for 12% of accounts receivable as of June 30, 2024. One customer accounted for 10% of accounts receivable as of December 31, 2023.

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

On October 28, 2022, the Company entered into an operating lease that expires June 30, 2024. In June 2024, the Company extended the lease to December 31, 2024. The operating lease results in the recognition of ROU asset and lease liability on the balance sheet. ROU asset and operating lease liability are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 5.50%. The Company’s lease does not contain any material restrictive covenants. The lease has a remaining term of 0.50 years.

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

For the Three Months Ended June 30, 2024, and 2023

Revenues

Our revenue was $1,222,600 for the three months ended June 30, 2024, compared to $1,291,250 for the three months ended June 30, 2023, resulting in a decrease of $68,650, or 5%, between the periods. The decrease in revenue is primarily due to a decrease in Q2 printing revenue. Historically, annual orders placed in Q2 were placed at the end of Q1 this year.

Operating Expenses

Direct costs of revenues were $800,215 and $806,398 for the three months ended June 30, 2024, and 2023, respectively, resulting in a decrease of $6,183, or 1%, between the periods. The decrease in direct costs was a result of decreased sales for the most recent period as compared to the comparative period during the prior year. The gross margin decreased from 38% during the three months ended June 30, 2023, to 35% during the three months ended June 30, 2024.

General and administrative expenses were $411,537 for the three months ended June 30, 2024, compared to $389,546 for the same period in 2023. The increase in 2024 general and administrative expenses of approximately 6% was primarily due to additional expenses related to the second quarter 2023 acquisition from recently acquired brands and the additional resources needed to service newly acquired government contracts.

Marketing and selling expenses were $9,284 for the three months ended June 30, 2024, compared to $8,053 for the same period in 2023. The increase in 2024 marketing and selling expenses is primarily due to our investment in web marketing. We are pivoting to a stronger online presence, as we feel it beneficial to invest in future web development and online sales.

Net loss was $13,299 for the three months ended June 30, 2024, compared to net income of $117,548 for the three months ended June 30, 2023, for the reasons stated above.

For the Six Months Ended June 30, 2024, and 2023

Revenues

Our revenue was $2,278,738 for the three months ended June 30, 2024, compared to $1,931,694 for the six months ended June 30, 2023, resulting in an increase of $347,044, or 18%, between the periods. The increase in revenue is primarily due to increased sales from recently  acquired brands, and increased school uniform sales.

Operating Expenses

Direct costs of revenues were $1,521,442 and $1,313,598 for the six months ended June 30, 2024, and 2023, respectively, resulting in an increase of $207,844, or 16%, between the periods. The increase in direct costs was a direct result of the increased sales for the most recent six-month period as compared to the comparative period during the prior year. The gross margin increased from 32% during the six months ended June 30, 2023, to 33% during the three months ended June 30, 2024.

General and administrative expenses were $797,569 for the six months ended June 30, 2024, compared to $664,649 for the same period in 2023. The increase in 2024 general and administrative expenses of approximately 20% was primarily due to additional expenses related to the second quarter 2023 acquisition from recently acquired brands and the additional resources needed to service newly acquired government contracts.

Marketing and selling expenses were $17,326 for the six months ended June 30, 2024, compared to $20,507 for the same period in 2023. The decrease in 2024 marketing and selling expenses of approximately 16% was due decreased traditional marketing methods needed to acquire new government contracts.

Net loss was $77,435 for the six months ended June 30, 2024, compared to net income of $6,951 for the six months ended June 30, 2023, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2024, compared to the six months ended June 30, 2023

We had cash used in operations of $123,547 for the six months ended June 30, 2024, compared to cash provided by operations of $99,323 for the six months ended June 30, 2023. The decrease in positive cash flow from operating activities for the six months ended June 30, 2024, was primarily attributable to incurring net losses during the most recent period as compared to the prior comparative period, and changes to operating assets and liabilities.

We had cash used in investing activities of $746,030 for the six months ended June 30, 2024, and $171,566 for the six months ended June 30, 2023. The change in cash flow from investing activities for the six months ended June 30, 2023, was attributable to an increase in the purchase of property and equipment in 2024.

We had cash used in financing activities of $692,359 for the six months ended June 30, 2024, compared to cash provided by financing activities of $144,152 for the same period in 2023. Cash used in financing activities consisted of proceeds from notes payable offset by repayments on notes payable.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, have been evaluated, and based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2024.

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

ADM ENDEAVORS, INC.

Dated: August 14, 2024		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer

Dated: August 14, 2024		/s/ Alex Archer
	By:	Alex Archer
	Its:	Chief Financial Officer

