Form 10-K
period 2024-12-31
ADM ENDEAVORS, INC.
filed 2025-03-31
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024, was $5,215,491. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 31, 2025, the registrant had 156,637,143 shares of its common stock issued and outstanding.

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

ITEM 2. PROPERTIES

Description of Property

The Company currently maintains its corporate office at 5941 Posey Lane, Haltom City, Texas 76117. Our telephone number is (817) 840-6271. The Company’s operation has approximately 22,000 square feet in area and is leased at a cost of approximately $6,500 per month. The lease, which is on a month-to-month basis, is with a company owned by an officer and director of the Company.

In addition, the Company owns approximately 15.3 acres located at 1900 E. Loop 820, Fort Worth, Texas, on which it is currently constructing a new approximately 100,000 sq. ft headquarters on 5 acres. An appraisal in October 2024 valued the new facility at approximately $13 million, with an additional $3.7 million for the adjacent 10 acres of vacant land.

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

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2024, and 2023, is shown below, as quoted by www.otcmarkets.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2023	0.05	0.04
June 30, 2023	0.05	0.03
September 30, 2023	0.04	0.03
December 31, 2023	0.04	0.03
March 31, 2024	0.06	0.03
June 30, 2024	0.07	0.04
September 30, 2024	0.06	0.05
December 31, 2024	0.06	0.04

The future sale of the Company’s common stock by members of management and/or persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2024, there were 156,637,143 shares of common stock issued, issuable, and outstanding, held by 54 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

During the three months ended December 31, 2024, we did not issue any shares.

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

On June 5, 2013, the Company designated 80,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred Stock”) which has the voting power equal to 100 common shares per each share of preferred stock. Each share of Series A Preferred Stock is convertible into 10 common shares at any time by the holder. As of December 31, 2024, there are 2,000,000 shares of Series A Preferred Stock outstanding, and no other shares of preferred stock outstanding.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2024 TO THE YEAR ENDED DECEMBER 31, 2023

Results of Operations

Revenue

For the year ended December 31, 2024, the Company had revenues of $5,760,459 compared to $5,188,930 for the same period in 2023 from continuing operations. The increase in revenue of $571,529, or 11%, is primarily due to is primarily due to the growth in our government entity segment.

Cost of Revenues

The cost of revenues for the year ended December 31, 2024 was $3,774,571 compared to $3,682,308 for the same period in 2023. Cost of revenues for 2024 was 65% of revenue compared to 71% of revenue for 2023. The primary cause of the increase as a percentage of revenue was a direct result of increased 2024 sales.

Operating Expenses

The general and administrative expenses were $1,587,028 for the year ended December 31, 2024 compared to $1,377,703 for the same period in 2023. The increase in 2023 in general and administrative expenses was approximately 15.2% primarily due to due to increased 2024 sales revenue.

The marketing and selling expenses were $37,208 for the year ended December 31, 2024 compared to $37,035 for the same period in 2023.

Net Income

The net income for the year ended December 31, 2024 was $324,311 compared to $137,468 for the same period in 2023.

Liquidity and Capital Resources

General

At December 31, 2024, we had cash of $412,449. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cashflow from operations and cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our cash provided by operating activities of $284,256 for the year ended December 31, 2024, compared to $316,116 during the same period in 2023. For the year ended December 31, 2024, net cash provided by operating activities of $284,257 consisted of net income of $324,311, plus $151,588 of non-cash items, consisting primarily of stock compensation of $16,560, depreciation and amortization of $74,085, bad debt expense of $14,927 and amortization of debt discount of $28,220, plus changes in operating assets and other operating activities of $191,642. For the year ended December 31, 2023, net cash provided by operating activities of $316,116 consisted of net income of $137,468, plus $156,530 of non-cash items, consisting primarily of stock compensation of $131,888, depreciation and amortization of $66,363, amortization of right of use assets – operating lease of $33,682 and change in derivative liability of $94,404, plus changes in operating assets and other operating activities of $22,118.

Cash used in investing activities during the year ended December 31, 2024, was $2,295,639 compared to $317,369 during the same period in 2023. For the year ended December 31, 2024, net cash used in investing activities consisted of $2,295,639 for the purchase of property and equipment. For the year ended December 31, 2023, net cash used in investing activities consisted of $317,769 for the purchase of property and equipment.

Cash provided by financing activities was $2,122,421 for the year ended December 31, 2024, compared to cash used in financing activities of $68,429 during the comparable period in 2023. For the year ended December 31, 2024, net cash provided by financing activities consisted of proceeds from notes payable of $2,237,531 and repayments of notes payable of $115,110. For the year ended December 31, 2023, net cash provided by financing activities consisted of proceeds from notes payable of $147,279 and repayments of notes payable of $78,850.

As of December 31, 2024, the Company had a working capital of $385,087, of which $214,382 of current liabilities was related to derivative liabilities. As of December 31, 2023, the Company had a working capital of $43,375, of which $213,569 of current liabilities was related to derivative liabilities.

	For the years ended
	December 31,
	2024	2023

Cash provided by operating activities	$284,256	$316,116
Cash used in investing activities	(2,295,639)	(317,369)
Cash provided by financing activities	2,122,421	68,429

Net changes to cash	$111,038	$67,176

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

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery of the product to our customer. When merchandise is shipped to our customers, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the customer has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to customers relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ADM Endeavors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Endeavors, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2024.

Houston, TX

March 31, 2025

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audits Matters

The critical audits matters communicated below are matters arising from the current period audits of the consolidated financial statements that were communicated or required to be communicated to the audits committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audits matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audits matters or on the accounts or disclosures to which they relate.

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

The Woodlands, Texas

April 16, 2024

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2024	2023

ASSETS
Current assets
Cash	$412,449	$301,411
Accounts receivable, net	366,689	415,506
Other receivable, related party	39,597	2,399
Inventory	347,251	171,233
Prepaid expenses and other current assets	104,850	27,482
Total current assets	1,270,836	918,031

Noncurrent assets
Property and equipment, net	5,460,179	3,229,200
Right of use asset - operating lease	-	16,982
Goodwill	688,778	688,778

Total assets	$7,419,793	$4,852,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$104,777	$38,679
Accounts payable - related party	1,201	17,658
Accrued expenses	351,850	373,047
Income tax payable	90,780	16,130
Current portion of notes payable - secured, net discount	16,667	91,667
Current portion of right of use liability - operating lease	-	17,814
Convertible note payable	106,092	106,092
Derivative liabilities	214,382	213,569

Total current liabilities	885,749	874,656

Noncurrent liabilities
Deferred tax liability	23,774	44,002
Notes payable - secured, net of discount	3,461,433	1,226,367

Total noncurrent liabilities	3,485,207	1,270,369

Total liabilities	4,370,956	2,145,025

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of December 31, 2024 and 2023	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 156,637,143 and 156,237,143 shares issued and outstanding at December 31, 2024 and 2003	156,637	156,237
Additional paid-in capital	1,447,222	1,431,062
Stock payable	15,988	15,988
Retained earnings	1,426,990	1,102,679
Total stockholders’ equity	3,048,837	2,707,966

Total liabilities and stockholders’ equity	$7,419,793	$4,852,991

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023

Revenue
School uniform sales	$1,555,366	$1,402,784
Promotional sales	4,205,093	3,786,146
Total revenue	5,760,459	5,188,930

Operating expenses
Direct costs of revenue	3,744,571	3,682,308
General and administrative	1,587,028	1,377,703
Marketing and selling	37,208	37,035

Total operating expenses	5,368,807	5,097,046

Operating income	391,652	91,884

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	(813)	94,404
Gain on sale of assets	-	4,849
Other income	37,451	11,315
Interest expense	(38,521)	(29,464)

Total other income (expense)	(1,883)	81,104

Income before tax provision	389,769	172,988

Provision for income taxes	65,458	35,520

Net income	$324,311	$137,468

Net income per share - basic	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00

Weighted average number of shares outstanding
basic	156,612,006	155,574,554
diluted	156,612,006	155,574,554

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Months Ended December 31, 2024 and 2023

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2022	2,000,000	$2,000	153,652,143	$153,652	$1,317,747	$-	$965,211	$2,438,610
Stock-based compensation	-	-	2,585,000	2,585	113,315	15,988	-	131,888
Net income	-	-	-	-	-	-	137,468	137,468
Balance at December 31, 2023	2,000,000	2,000	156,237,143	156,237	1,431,062	15,988	1,102,679	2,707,966
Stock-based compensation	-	-	400,000	400	16,160	-	-	16,560
Net income	-	-	-	-	-	-	324,311	324,311
Balance at December 31, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,426,990	$3,048,837

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net income	$324,311	$137,468
Adjustments to reconcile net income to net cash provided by continuing operations:
Stock-based compensation	16,560	131,888
Depreciation and amortization	74,085	66,363
Bad debt expense	14,927	4,729
Amortization of debt discount	28,220	19,121
Amortization of right of use asset - operating lease	16,982	33,682
Change in derivative liability	813	(94,404)
Gain on fixed assets	-	(4,849)
Changes in operating assets and liabilities:
Accounts receivable	33,890	(61,859)
Other receivable, related party	(37,198)	26,047
Inventory	(176,018)	6,849
Prepaid expenses and other assets	(77,368)	15,374
Accounts payable	66,098	(33,612)
Accounts payable - related party	(16,457)	17,658
Accrued expenses	(21,197)	56,698
Income tax payable	74,650	10,271
Right of use operating lease liability	(17,814)	(32,850)
Deferred tax liability	(20,228)	17,542
Net cash provided by operating activities	284,256	316,116

Cash flows used in investing activities
Purchase of property and equipment	(2,295,639)	(317,369)
Net cash used in investing activities	(2,295,639)	(317,369)

Cash flows provided by financing activities:
Repayments on notes payable	(115,110)	(78,850)
Proceeds from note payable	2,237,531	147,279
Net cash provided by financing activities	2,122,421	68,429

Net change in cash	111,038	67,176

Cash at beginning of period	301,411	234,235

Cash at end of period	$412,449	$301,411
Supplemental disclosure of cash flow information:

Cash paid for interest	$30,009	$32,975

Cash paid for taxes	$11,000	$-

Non-cash investing and financing activities:
Capitalized loan costs	$9,425	$9,400
Acquisition of Innovative Impression, Inc.	$-	$143,637
Non-cash addition to note payable	$-	$1,490

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary JRP, at December 31, 2024. All significant intercompany balances and transactions have been eliminated.

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

Change in Accounting Principle

Effective October 1, 2024, the Company changed its inventory costing method from weighted average cost to the first-in-first-out (“FIFO”) method. We believe the change in inventory costing method from weighted average cost to the FIFO method is preferable as it simplifies the inventory valuation, improves the precision of inventory valuation at the balance sheet dates, and is more consistent with the inventory costing method used by industry peers. This change in accounting principle did not have a material effect on inventory, net or cost of goods sold for all periods presented; therefore, prior comparative financial statements have not been restated.

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. During the years ended December 31, 2024 and 2023, the Company issued 400,000 and 2,585,000 shares related to stock compensation, respectively, with no vesting period.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2024 and 2023, the Company had no cash equivalents.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at December 31, 2024 and 2023.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a FIFO cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $347,251 and $171,233 as of December 31, 2024 and 2023, respectively.

Four vendors accounted for approximately 88.5% and three vendors accounted for 73.6% of inventory purchases during the years ended December 31, 2024 and 2023, respectively. These same vendors made up 41% and less than 1% of our accounts payable as of December 31, 2024 and 2023, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023.

Fixed Assets

Fixed assets are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life, except for land which is not depreciated. Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of operations.

Classification	Estimated Useful Lives
Buildings	39 years
Equipment	5 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	4 to 7 years
Websites	3 years

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment charges were recorded in fiscal 2024 or 2023 as a result of our qualitative assessments over our single reporting segment.

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

Operating leases

The Company recognizes its leases in accordance with ASC 842 - Leases. Under ASC 842, operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives. The Company elected the short-term lease exemption for contracts with lease terms of 12 months or less. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

In determining the classification of a lease as operating or finance, ASC 842 allows for the use of judgment in determining whether the lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in ASC 842-10-55-2 to assist in evaluating leases for appropriate classification.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2024 and 2023.

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

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery to a third-party carrier to our customers, which is our only performance obligation. When merchandise is shipped to our customers, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the customer has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to customers relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

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

During the years ended December 31, 2024 and 2023, 7,852,850 and 9,355,556 shares issuable upon the conversion of convertible note, respectively, 20,000,000 shares issuable upon the conversion of preferred shares, were considered for their dilutive effects but were determined to be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2024 and 2023. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2024 and 2023.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of December 31, 2024 and 2023.

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU No. 2023-07 during the year ended December 31, 2024, noting no impact.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 470): Improvements to Income Tax Disclosures, which are designed to increase the transparency and decision-usefulness of income tax disclosures for financial statement users. The ASU follows investors indication and request for enhanced tax disclosures in order to better assess an entity’s operations, related tax risks, jurisdictional tax exposures, and increase transparency regarding tax information through improvements to tax disclosures, specifically rate reconciliation, income taxes paid, and unrecognized tax benefits and certain temporary differences. The new guidance is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and early adoption is permitted. The guidance is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

The Company assesses the adoption impacts of recently issued, but not yet effective, accounting standards by the Financial Accounting Standards Board on the Company’s consolidated financial statements.

There are no recently issued accounting standards which may have effect on the Company’s consolidated financial statements.

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

During the years ended December 31, 2024 and 2023, the Company paid $78,785 and $81,761 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31.

During the years ended December 31, 2024 and 2023, the Company paid $21,248 and $23,303 for the uniform supply agreement, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation for continuing operations at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Land	$970,455	$970,455
Equipment	803,508	668,847
Autos and trucks	34,680	34,680
Construction in process	3,892,464	1,722,061
Land and building – rental property	256,387	256,387
Less: accumulated depreciation	(497,315)	(423,230)
Property and equipment, net	$5,460,179	$3,229,200

Depreciation expense for continuing operations for the years ended December 31, 2024 and 2023 was $74,085 and $66,363, respectively.

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

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion or 35% of an estimated fair value if not traded. As of December 31, 2024, the convertible debt was convertible into 7,852,850 common shares.

The note balance was $106,092 as of December 31, 2024 and 2023.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2024 and 2023:

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2024
Liabilities:
Derivative liabilities	$-	$-	$214,382	$214,382

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2023
Liabilities:
Derivative liabilities	$-	$-	$213,569	$213,569

As of December 31, 2024 and 2023, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 115% and 110%, exercise price of $0.0135 and $0.0114, and risk-free rate of 4.16% and 4.79%, respectively. Included in Derivative Income (Loss) in the accompanying consolidated statements of operations is expense arising from the loss on change in fair value of the derivatives of $813 and a gain of $94,404 during the years ended December 31, 2024 and 2023, respectively.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2024 and 2023:

Fair value at December 31, 2022	$307,973
Gain on change in fair value of derivative liabilities	(94,404)
Fair value at December 31, 2023	213,569
Loss on change in fair value of derivative liabilities	813
Fair value at December 31, 2024	$214,382

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,459 will be paid, which is the amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the year ended December 31, 2024, the Company received $2,237,531 in cash proceeds and repaid $6,777 in principal related to this note. During the year ended December 31, 2024, the Company capitalized $9,425 of loan costs and $115,691 of interest related to this note. As of December 31, 2024, the loan balance was $3,470,454, net of $73,522 of debt discount. During the year ended December 31, 2023, the Company capitalized $9,400 of loan costs and $71,933 of interest related to this note. As of December 31, 2023, the loan balance was $1,230,275, net of $82,947 of debt discount.

On April 27, 2023, the Acquisition (as defined in Note 11 below) closed, and the Company issued the Note (as defined in Note 11 below) to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the year ended December 31, 2024, the Company repaid $108,333 in principal and amortized $28,220 of debt discount related to this note. As of December 31, 2024, the loan balance was $7,646, net of $9,021 of debt discount. During the year ended December 31, 2023, the Company amortized $19,122 of debt discount related to this note. As of December 31, 2023, the loan balance was $87,759, net of $37,241 of debt discount.

As of December 31, 2024, the secured notes payable balance was $3,478,100, consisting of long term notes payable of $3,461,433 and current portion of notes payable of $16,667. As of December 31, 2023, the secured notes payable balance was $1,318,034, consisting of long term notes payable of $1,226,367 and current portion of notes payable of $91,667.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $351,850 and $373,047 as of December 31, 2024 and 2023, respectively. See breakdown below of accrued expenses as follows:

	December 31, 2024	December 31, 2023
Credit cards payable	$96,420	$183,061
Accrued interest	106,463	95,597
Other accrued expenses	148,967	94,389
Total accrued expenses	$351,850	$373,047

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $111,000 and $90,500 to M & M for the years ended December 31, 2024 and 2023, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 156,637,143 and 156,237,143 outstanding shares of common stock at December 31, 2024 and 2023, respectively. There were 2,000,000 outstanding shares of preferred stock as of December 31, 2024 and 2023, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On November 8, 2023, the Company entered into a capital market advisory agreement. During the year ended December 31, 2024, the Company issued 400,000 shares of common stock for services provided. The Company recognized $16,560 of expense related to this agreement.

On April 1, 2023, the Company entered into an investor relations agreement and issued 300,000 shares of common stock for services from April 1, 2023, through September 30, 2023. The Company recognized $15,900 of expense related to this agreement. On October 1, 2023, the investor relations firm returned the 300,000 shares of common stock issued to them by the Company.

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

NOTE 9 – CUSTOMER CONCENTRATION

Concentration of revenue

During the years ended December 31, 2024 and 2023, there were no customers that exceeded 10% of our total gross revenues.

Concentration of accounts receivable

No customers accounted for 10% of accounts receivable as of December 31, 2024, and one customer accounted for 10% of accounts receivable as of December 31, 2023.

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

On October 28, 2022, the Company entered into an operating lease that expires June 30, 2024. In June 2024, the Company extended the lease to December 31, 2024. The operating lease results in the recognition of ROU asset and lease liability on the balance sheet. ROU asset and operating lease liability are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 5.50%. The Company’s lease does not contain any material restrictive covenants. As of December 31, 2024, the lease expired.

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

	Fair Value	Average Estimated Life
Purchase Price:
Notes payable, net of discount	$143,637
Total purchase consideration	$143,637

Purchase Allocation:
Inventory	$10,000	Less than 1 year
Fixed assets	133,637	3 years
Total purchase price allocation	$143,637

NOTE 12 – INCOME TAXES

The components of income tax expense from continuing operations for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Current	$85,686	$17,978
Deferred	(20,228)	17,542
Total	$65,458	$35,520

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2024 and 2023), as follows:

	December 31, 2024	December 31, 2023
Tax expense at the statutory rate	$82,000	$36,000
Permanent differences	7,000	9,000
Other	(24,000)	(9,000)
Change in valuation allowance	-	-
Total	$65,000	$36,000

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities as presented below:

	December 31, 2024	December 31, 2023
Deferred tax liabilities:
Depreciation of property and equipment	$23,774	$17,542
Total deferred tax liabilities	$23,774	$17,542

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

On January 1, 2025, the Company had a building under construction vandalized and set on fire which resulted in smoke damage to the building’s interior. Following this incident, the Company filed an insurance claim and received cash proceeds of $374,930 on March 20, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 24, 2024, we notified M&K CPAS, PLLC (“M&K”) of their dismissal as our independent registered public accounting firm. The report of M&K on the Company’s financial statements as of and for the fiscal year ending December 31, 2023 (the only fiscal year audited by M&K), contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Our Board of Directors participated in and approved the decision to change our independent registered public accounting firm. Through our fiscal years ending December 31, 2023 and 2022 (M&K did not audit our financial statements for the fiscal year ending December 31, 2022, but we are required to reference the fiscal year ending December 31, 2022, by Item 304(a)(1)(iv) of Regulation S-K), there have been no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&K would have caused them to make reference thereto in their report on the financial statements. Through the interim period from December 31, 2023, through April 24, 2024, there have been no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&K would have caused them to make reference thereto in their report on the financial statements. We authorized M&K to respond fully to the inquiries of the successor accountant. During our fiscal years ended December 31, 2023 and 2022 (M&K did not audit our financial statements for the fiscal year ending December 31, 2022, but we are required to reference the fiscal year ending December 31, 2022, by Item 304(a)(1)(v) of Regulation S-K), and the interim period through April 24, 2024, there have been no reportable events with us as set forth in Item 304(a)(1)(v) of Regulation S-K.

On April 24, 2024, we engaged TPS Thayer, LLC (“TPS”) of Sugar Land, Texas, as independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2024. During the fiscal years ending December 31, 2023 and 2022, and prior to April 24, 2024, we had not consulted with TPS regarding any of the following (i) the application of accounting principles to a specific transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our consolidated financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that Turner concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue; or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

 On December 9, 2024, we notified TPS Thayer, LLC (“TPS”) of their dismissal as our independent registered public accounting firm. TPS has not issued a report on our financial statements as of and for any fiscal year end. Our Board of Directors participated in and approved the decision to change our independent registered public accounting firm. Through our fiscal years ending December 31, 2023 and 2022 (TPS did not audit our financial statements for the fiscal years ending December 31, 2023 and 2022, but we are required to include disclosure regarding the fiscal years ending December 31, 2023 and 2022, by Item 304(a)(1)(iv) of Regulation S-K), there have been no disagreements with TPS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of TPS would have caused them to make reference thereto in their report on the financial statements. Through the interim period from December 31, 2023, through December 9, 2024, there have been no disagreements with TPS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of TPS would have caused them to make reference thereto in their report on the financial statements. We authorized TPS to respond fully to the inquiries of the successor accountant. During our fiscal years ended December 31, 2023 and 2022 (TPS did not audit our financial statements for the fiscal years ending December 31, 2023 and 2022, but we are required to include disclosure regarding the fiscal years ending December 31, 2023 and 2022, by Item 304(a)(1)(iv) of Regulation S-K), and the interim period through December 9, 2024, there have been no reportable events with us as set forth in Item 304(a)(1)(v) of Regulation S-K.

On December 9, 2024, we engaged HTL International, LLC (“HTL”), as independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2024. During the fiscal years ending December 31, 2023 and 2022, and prior to December 9, 2024, we had not consulted with HTL regarding any of the following: (i) the application of accounting principles to a specific transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our consolidated financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that Turner concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue; or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 an evaluation was carried out under the supervision of and with the participation of our management, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of December 31, 2024, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Name	Age	Position
Marc Johnson	55	Chief Executive Officer, and Chairman of the Board
Alex Archer	54	Chief Financial Officer

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

Alex Archer, CFO. Alex earned his Bachelors Degree from Florida Atlantic University in 2007 and an MBA from Liberty University in 2014. Having started as a bookkeeper in 2005, Alex brings 18 years of experience to the company. Alex has experience with the public sector through past employment with a Berkshire Hathaway subsidiary. His number one priority is to implement procedures that will allow us to scale for our planned growth.

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

SUMMARY COMPENSATION TABLE

						Non-	Non-
						equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Marc Johnson,	2024	$250,000	$-	$-	$-	$-	$-	$-	$250,000
CEO and Director (1)	2023	$250,000	$-	$-	$-	$-	$-	$-	$250,000

Alex Archer,	2024	$100,000	$15,000	$-	$-	$-	$-	$-	$115,000
CFO	2023	$100,000	$15,000	$-	$-	$-	$-	$-	$115,000

(1) Appointed on April 19, 2018, as COO and Director. On January 8, 2020, resigned as COO and appointed as CEO.

(2) Alex Archer appointed on May 22, 2023, as CFO.

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2024, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the years ended December 31, 2024 and 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2024, we had 156,637,143 shares of common stock issued, issuable and outstanding. The following table sets forth information known to us as of December 31, 2024 relating to the beneficial ownership of shares of our common stock by:

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

		Number of
		Shares
	Name and Address of	Beneficially	Percent
Title of Class	Beneficial Owner	Owned (1)	of Class (2)
Common Stock	Marc Johnson (3)	69,392,143	44.29%
Common Stock	Alex Archer (4)	-	-
Common Stock	All directors and named executive officers as a group (2 persons)	69,392,143	44.29%

Preferred Stock	Marc Johnson	2,000,000	100.0%
Preferred Stock	All directors and named executive officers as a group (4 persons)	2,000,000	100.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)	As of December 31, 2024, a total of 156,637,143 shares of the Company’s common stock and 2,000,000 shares of the Company’s preferred stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Consists of 47,160,000 shares of common stock held by Marc Johnson, our CEO and director, and 22,232,143 shares of common stock held in the name of M&M Real Estate, Inc. Marc Johnson has voting and dispositive power with respect to shares held in the name of M&M Real Estate, Inc., and is therefore deemed to beneficially own shares held in its name.

(4)	Chief Financial Officer.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Office Space

The majority voting shareholder, director and officer of the Company, Marc Johnson, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas, facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $111,000 and $93,595 to M & M for the years ended December 31, 2024 and 2023, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2024 and 2023 were $66,800 and $54,500, respectively. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal years ended December 31, 2024 and 2023, there were $4,300 and $3,200 billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

ADM ENDEAVORS, INC.

Date: March 31, 2025	By:	/s/ Marc Johnson
	Name:	Marc Johnson
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Marc Johnson	Director	March 31, 2025
Marc Johnson

