Form 10-Q
period 2025-03-31
ADM ENDEAVORS, INC.
filed 2025-05-15
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 156,637,143 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash	$272,121	$412,449
Accounts receivable, net	361,792	366,689
Other receivable, related party	42,554	39,597
Inventory	443,548	347,251
Prepaid expenses and other current assets	132,525	104,850
Total current assets	1,252,540	1,270,836

Noncurrent assets
Property and equipment, net	6,774,962	5,460,179
Goodwill	688,778	688,778

Total assets	$8,716,280	$7,419,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$197,400	$104,777
Accounts payable - related party	-	1,201
Accrued expenses	249,883	351,850
Income tax payable	90,780	90,780
Current portion of notes payable - secured, net discount	-	16,667
Convertible note payable	106,092	106,092
Derivative liabilities	217,721	214,382

Total current liabilities	861,876	885,749

Noncurrent liabilities
Deferred tax liability	23,774	23,774
Notes payable - secured, net of discount	4,678,338	3,461,433

Total noncurrent liabilities	4,702,112	3,485,207

Total liabilities	5,563,988	4,370,956

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of March 31, 2025 and December 31, 2024	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 156,637,143 shares issued and outstanding at March 31, 2025 and December 31, 2024	156,637	156,637
Additional paid-in capital	1,447,222	1,447,222
Stock payable	15,988	15,988
Retained earnings	1,530,445	1,426,990
Total stockholders’ equity	3,152,292	3,048,837

Total liabilities and stockholders’ equity	$8,716,280	$7,419,793

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024

Revenue
School uniform sales	$108,250	$103,993
Promotional sales	818,286	952,145
Total revenue	926,536	1,056,138

Operating expenses
Direct costs of revenue	724,314	721,227
General and administrative	343,371	386,032
Marketing and selling	10,433	8,042

Total operating expenses	1,078,118	1,115,301

Operating income	(151,582)	(59,163)

Other income (expense)
Loss on change in fair value of derivative liabilities	(3,339)	(7,916)
Other income	272,585	9,127
Interest expense	(14,209)	(6,184)

Total other income (expense)	255,037	(4,973)

Income before tax provision	103,455	(64,136)

Provision for income taxes	-	-

Net income (loss)	$103,455	$(64,136)

Net income per share - basic	$0.00	$(0.00)
Net income per share - diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
basic	156,637,143	156,536,044
diluted	156,637,143	156,536,044

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,426,990	$3,048,837
Net income	-	-	-	-	-	-	103,455	103,455
Balance at March 31, 2025	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,530,445	$3,152,292

Balance at December 31, 2023	2,000,000	$2,000	156,237,143	$156,237	$1,431,062	$15,988	$1,102,679	$2,707,966
Stock-based compensation	-	-	400,000	400	16,160	-	-	16,560
Net loss	-	-	-	-	-	-	(64,136)	(64,136)
Balance at March 31, 2024	2,000,000	$2,000	156,652,143	$156,637	$1,447,222	$15,988	$1,038,543	$2,660,390

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income (loss)	$103,455	$(64,136)
Adjustments to reconcile net income (loss) to net cash provided (used in) by continuing operations:
Stock-based compensation	-	16,560
Depreciation and amortization	27,271	17,060
Amortization of debt discount	9,021	7,016
Amortization of right of use asset - operating lease	-	8,714
Change in derivative liability	3,339	7,916
Gain on insurance claim	(264,514)	-
Changes in operating assets and liabilities:
Accounts receivable	4,897	141,389
Other receivable, related party	(2,957)	(17,180)
Inventory	(96,297)	(41,597)
Prepaid expenses and other assets	(27,675)	(20,271)
Accounts payable	(17,793)	82,706
Accounts payable - related party	(1,201)	(15,305)
Accrued expenses	(101,967)	(73,335)
Right of use operating lease liability	-	(9,546)
Net cash provided by (used in) operating activities	(364,421)	39,991

Cash flows from investing activities
Purchase of property and equipment	(1,339,626)	(135,544)
Proceeds from insurance	374,930	-
Net cash used in investing activities	(964,696)	(135,544)

Cash flows from financing activities:
Repayments on notes payable	(16,667)	(27,894)
Proceeds from note payable	1,205,456	-
Net cash provided by (used in) financing activities	1,188,789	(27,894)

Net change in cash	(140,328)	(123,447)

Cash at beginning of period	412,449	301,411

Cash at end of period	$272,121	$177,964
Supplemental disclosure of cash flow information:

Cash paid for interest	$30,009	$18,106

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$2,428	$2,343

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2025

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

The unaudited consolidated financial statements of the Company for the three month periods ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at March 31, 2025. All significant intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. During the three months ended March 31, 2025 and 2024, the Company issued 0 and 400,000 shares related to stock compensation, respectively, with no vesting period.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. At March 31, 2025, and December 31, 2024, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at March 31, 2025 was $12,878. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance as of March 31, 2025 and December 31, 2024.

Inventory

Inventory is valued at the lower of cost or net realizable value. During the three months ended March 31, 2025 and 2024, cost was determined using a FIFO and weighted-average cost method, respectively. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $443,548 and $347,251 as of March 31, 2025, and December 31, 2024, respectively.

Two vendors accounted for approximately 87% of inventory purchases during the three months ended March 31, 2025. Two vendors accounted for approximately 92% of inventory purchases during the three months ended March 31, 2024.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at March 31, 2025, and December 31, 2024.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2025 or 2024 as a result of our qualitative assessments over our single reporting segment.

The Company performs a qualitative assessment for each of its reporting units to determine if the two-step process for impairment testing is required. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the implied fair value of the goodwill is less than the book value, the difference is recognized as impairment.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2025 and December 31, 2024.

Revenue Recognition

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of in-store purchase or delivery of the product to our customer. When merchandise is shipped to our customers, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to the cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. For merchandise sold in our stores and online, tender is accepted at the point of sale. When we receive payment before the customer has taken possession of the merchandise, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to guests relate to fulfilment activities and are included in net sales with the corresponding costs recorded in cost of sales.

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

During the three months ended March 31, 2025 and 2024, 7,423,347 and 4,969,180 shares issuable upon the conversion of convertible note, respectively, and 20,000,000 shares issuable upon the conversion of preferred shares, were considered for their dilutive effects but were determined to be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2025, and December 31, 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2025 and 2024.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of March 31, 2025, and December 31, 2024.

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

Effect of Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 470): Improvements to Income Tax Disclosures, which are designed to increase the transparency and decision-usefulness of income tax disclosures for financial statement users. The ASU follows investors indication and request for enhanced tax disclosures in order to better assess an entity’s operations, related tax risks, jurisdictional tax exposures, and increase transparency regarding tax information through improvements to tax disclosures, specifically rate reconciliation, income taxes paid, and unrecognized tax benefits and certain temporary differences. The new guidance is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in disaggregation of the Company’s income statement expenses.

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 15, 2025 , there were no pending or threatened lawsuits.

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

During the three months ended March 31, 2025 and 2024, the Company paid $7,108 and $5,561, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each year from October 1 through September 30.

During the three months ended March 31, 2025 and 2024, the Company paid $0 for the uniform supply agreement.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and finance lease right of use assets, stated at cost, less accumulated depreciation at March 31, 2025, and December 31, 2024, consisted of the following:

	March 31, 2025	December 31, 2024
Land	$970,455	$970,455
Equipment	803,508	803,508
Autos and trucks	34,680	34,680
Construction in process	5,234,518	3,892,464
Land and building – rental property	256,387	256,387

Less: accumulated depreciation	(524,586)	(497,315)
Property and equipment, net	$6,774,962	$5,460,179

Depreciation expense for the three months ended March 31, 2025, and 2024, was $27,271 and $17,060, respectively.

On January 1, 2025, the Company had a building under construction vandalized and set on fire which resulted in smoke damage to the building’s interior. Following this incident, the Company filed an insurance claim and received cash proceeds of $374,930 on March 20, 2025. During the three months ended March 31, 2025, the Company incurred $110,416 in repair costs, which were offset by insurance proceeds. As a result, the net amount of $264,514 was recorded as other income on the Consolidated Statements of Operations.

NOTE 5 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Note Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2023. On March 5, 2023, the note was extended to September 5, 2023. On March 5, 2024, the note was extended to January 1, 2025. On March 26, 2025, the note was extended to June 30, 2025.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of March 31, 2025 and December 31, 2024 the convertible debt was convertible into 7,423,347 and 7,852,850 common shares, respectively.

The note balance was $106,092 as of March 31, 2025, and December 31, 2024.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2025, and December 31, 2024:

				Fair value at
	Level 1	Level 2	Level 3	March 31, 2025
Liabilities:
Derivative liabilities	$-	$-	$217,721	$217,721

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2024
Liabilities:
Derivative liabilities	$-	$-	$214,382	$214,382

As of March 31, 2025, and December 31, 2024, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 115% and 115%, exercise price of $0.014 and $0.014, and risk-free rate of 4.03% and 4.16%, respectively. Included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations is expense arising from the loss on change in fair value of the derivatives of $3,339 and $7,916 during the three months ended March 31, 2025, and 2024, respectively.

Fair value at December 31, 2024	$214,382
Loss on change in fair value of derivative liabilities	3,339
Fair value at March 31, 2025	$217,721

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,459 will be paid, which is the amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the three months ended March 31, 2025, the Company received $1,055,551 in cash proceeds related to this note. During the three months ended March 31, 2025, the Company capitalized $2,318 of loan costs and $71,023 of interest related to this note. As of March 31, 2025, the loan balance was $4,528,323, net of $71,205 of debt discount. As of December 31, 2024, the loan balance was $3,470,454, net of $73,522 of debt discount.

On April 27, 2023, the Acquisition (as defined in Note 11 below) closed, and the Company issued the Note (as defined in Note 11 below) to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the three months ended March 31, 2025, the Company repaid $25,000 in principal and amortized $9,021 of debt discount related to this note. As of March 31, 2025, the loan balance was $0. As of December 31, 2024, the loan balance was $7,646, net of $9,021 of debt discount.

On March 27, 2025, the Company entered into a secured promissory note in the amount up of $1,500,000. The note is secured by the deed of trust on the property and bears interest at 8.5% and is due on March 27, 2032. On March 27, 2030, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on April 27, 2025, and continue on the same date of each succeeding calendar month through and including March 27, 2032. The Company recorded $76,990 of loan cost as a debt discount and will be amortized over the life of the note. During the three months ended March 31, 2025, the Company received $226,894 in cash proceeds related to this note. During the three months ended March 31, 2025, the Company capitalized $111 of loan costs related to this note. As of March 31, 2025, the loan balance was $150,015, net of $76,879 of debt discount.

As of March 31, 2025, the secured notes payable balance was $4,678,338, consisting of long term notes payable of $4,678,338 and current portion of notes payable of $0. As of December 31, 2024, the secured notes payable balance was $3,478,100, consisting of long term notes payable of $3,461,433 and current portion of notes payable of $16,667.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $249,883 and $351,850 as of March 31, 2025, and December 31, 2024, respectively. See breakdown below of accrued expenses:

	March 31, 2025	December 31, 2024
Credit cards payable	$30,138	$96,420
Accrued interest	111,579	106,463
Other accrued expenses	108,166	148,967
Total accrued expenses	$249,883	$351,850

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $22,678 and $21,750 to M & M for the three months ended March 31, 2025, and 2024, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 156,637,143 outstanding shares of common stock at March 31, 2025, and December 31, 2024. There were 2,000,000 outstanding shares of preferred stock as of March 31, 2025, and December 31, 2024, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the three months ended March 31, 2025 and 2024, no customer made up over 10% of revenues.

Concentration of accounts receivable

No customer accounted for 10% or more of accounts receivable as of March 31, 2025 and December 31, 2024,

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

For the Three Months Ended March 31, 2025, and 2024

Revenues

Our revenue was $926,732 for the three months ended March 31, 2025, compared to $1,056,138 for the three months ended March 31, 2024, resulting in a decrease of $129,402, or 12%, between the periods. The decrease was primarily due to customer purchase reductions in first quarter orders from heightened economic uncertainty, which we believe was due to constantly changing tariff developments. Our customer base expanded but sales were still lower.

Operating Expenses

Direct costs of revenues were $724,314 and $721,227 for the three months ended March 31, 2025, and 2024, respectively, resulting in an increase of $3,087, or 0.43%, between the periods.

General and administrative expenses were $343,371 for the three months ended March 31, 2025, compared to $386,032 for the same period in 2024. The decrease was primarily due to decreased administrative labor as a result of lower sales. Administration costs are proportionally impacted by increase and decreases in revenue.

Marketing and selling expenses were $10,433 for the three months ended March 31, 2025, compared to $8,042 for the same period in 2024. The increase in 2025 marketing and selling expenses was primarily due to our continued investment in web marketing. We are pivoting to a stronger online presence, as we feel it beneficial to invest in future web development and online sales.

Other income was $255,037 for the three months ended March 31, 2025, compared to other expense of $4,973 for the same period in 2024. The increase in 2025 other income was primarily due to $264,514 net proceeds from an insurance claim.

Net income was $103,455 for the three months ended March 31, 2025, compared to net loss of $64,136 for the three months ended March 31, 2024, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended March 31, 2025, compared to the three months ended March 31, 2024

We had cash used in operations of $364,421 for the three months ended March 31, 2025, compared to cash provided by operations of $39,991 for the three months ended March 31, 2024. The decrease in positive cash flow from operating activities for the three months ended March 31, 2025, was primarily attributable to a gain on insurance claim and changes to operating assets and liabilities.

We had cash used in investing activities of $964,696 for the three months ended March 31, 2025, and $135,544 for the three months ended March 31, 2024. The change in cash flow from investing activities for the three months ended March 31, 2025, was attributable to an increase in the purchase of property.

We had cash provided by financing activities of $1,188,789 for the three months ended March 31, 2025, compared to cash used in financing activities of $27,894 for the same period in 2024. Cash used in financing activities consisted of proceeds from notes payable offset by repayments on notes payable.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K as filed on March 31, 2025, for a discussion of our critical accounting policies and estimates.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, have been evaluated, and based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2025.

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

ADM ENDEAVORS, INC.

Dated: May 15, 2025		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer

Dated: May 15, 2025		/s/ Alex Archer
	By:	Alex Archer
	Its:	Chief Financial Officer

