Form 10-Q
period 2025-06-30
ADM ENDEAVORS, INC.
filed 2025-08-14
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 157,363,671 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of June 30,	As of December 31,
	2025	2024

ASSETS
Current assets
Cash	$128,676	$412,449
Accounts receivable, net	376,290	366,689
Other receivable, related party	4,605	39,597
Inventory	564,742	347,251
Prepaid expenses and other current assets	135,544	104,850
Total current assets	1,209,857	1,270,836

Noncurrent assets
Property and equipment, net	8,132,706	5,460,179
Goodwill	688,778	688,778

Total assets	$10,031,341	$7,419,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$217,950	$104,777
Accounts payable - related party	-	1,201
Accrued expenses	345,885	351,850
Income tax payable	90,780	90,780
Current portion of notes payable - secured, net discount	-	16,667
Convertible note payable	106,092	106,092
Derivative liabilities	228,065	214,382

Total current liabilities	988,772	885,749

Noncurrent liabilities
Deferred tax liability	23,774	23,774
Notes payable - secured, net of discount	5,924,821	3,461,433

Total noncurrent liabilities	5,948,595	3,485,207

Total liabilities	6,937,367	4,370,956

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of June 30, 2025 and December 31, 2024	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 157,363,671 and 156,637,143 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	157,364	156,637
Additional paid-in capital	1,473,275	1,447,222
Stock payable	-	15,988
Retained earnings	1,461,335	1,426,990
Total stockholders’ equity	3,093,974	3,048,837

Total liabilities and stockholders’ equity	$10,031,341	$7,419,793

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenue
School uniform sales	$164,402	$124,952	$272,652	$228,945
Promotional sales	1,009,425	1,097,648	1,827,711	2,049,793
Total revenue	1,173,827	1,222,600	2,100,363	2,278,738

Operating expenses
Direct costs of revenue	799,484	800,215	1,523,798	1,521,442
General and administrative	427,538	411,537	770,909	797,569
Marketing and selling	6,706	9,284	17,139	17,326

Total operating expenses	1,233,728	1,221,036	2,311,846	2,336,337

Operating income	(59,901)	1,564	(211,483)	(57,599)

Other income (expense)
Loss on change in fair value of derivative liabilities	(10,344)	(7,932)	(13,683)	(15,848)
Other income	5,680	6,526	278,265	15,653
Interest expense	(4,545)	(13,457)	(18,754)	(19,641)

Total other income (expense)	(9,209)	(14,863)	245,828	(19,836)

Income before tax provision	(69,110)	(13,299)	34,345	(77,435)

Provision for income taxes	-	-	-	-

Net income (loss)	$(69,110)	$(13,299)	$34,345	$(77,435)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Net income (loss) per share - diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding
basic	156,900,609	156,637,143	156,769,604	156,586,594
diluted	156,900,609	156,637,143	156,769,604	156,586,594

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

 Consolidated Statements of Shareholders’ Equity

 For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,426,990	$3,048,837
Net income	-	-	-	-	-	-	103,455	103,455
Balance at March 31, 2025	2,000,000	2,000	156,637,143	156,637	1,447,222	15,988	1,530,445	3,152,292
Stock-based compensation	-	-	726,528	727	26,053	(15,988)	-	10,792
Net loss	-	-	-	-	-	-	(69,110)	(69,110)
Balance at June 30, 2025	2,000,000	$2,000	157,363,671	$157,364	$1,473,275	$-	$1,461,335	$3,093,974

Balance at December 31, 2023	2,000,000	$2,000	156,237,143	$156,237	$1,431,062	$15,988	$1,102,679	$2,707,966
Stock-based compensation	-	-	400,000	400	16,160	-	-	16,560
Net loss	-	-	-	-	-	-	(64,136)	(64,136)
Balance at March 31, 2024	2,000,000	2,000	156,637,143	156,637	1,447,222	15,988	1,038,543	2,660,390
Net loss	-	-	-	-	-	-	(13,299)	(13,299)
Balance at June 30, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,025,244	$2,647,091

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income (loss)	$34,345	$(77,435)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
Stock-based compensation	10,792	16,560
Depreciation and amortization	53,615	36,613
Bad debt expense	-	3,678
Amortization of debt discount	9,021	14,033
Amortization of right of use asset - operating lease	-	16,982
Change in derivative liability	13,683	15,848
Gain on insurance claim	(264,514)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,601)	(19,424)
Other receivable, related party	34,992	(20,750)
Inventory	(217,491)	(229,804)
Prepaid expenses and other assets	(30,694)	4,987
Accounts payable	2,757	285,664
Accounts payable - related party	(1,201)	(17,658)
Accrued expenses	(5,965)	(135,027)
Right of use operating lease liability	-	(17,814)
Net cash used in operating activities	(370,261)	(123,547)

Cash flows from investing activities:
Purchase of property and equipment	(2,718,841)	(746,031)
Proceeds from insurance	374,930	-
Net cash used in investing activities	(2,343,911)	(746,031)

Cash flows from financing activities:
Repayments on notes payable	(25,350)	(63,614)
Proceeds from note payable	2,455,749	755,973
Net cash provided by (used in) financing activities	2,430,399	692,359

Net change in cash	(283,773)	(177,219)

Cash at beginning of period	412,449	301,411

Cash at end of period	$128,676	$124,192
Supplemental disclosure of cash flow information:

Cash paid for interest	$30,009	$30,009

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$7,301	$4,685

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2025

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

The unaudited consolidated financial statements of the Company for the three and six month periods ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at June 30, 2025. All significant intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. During the six months ended June 30, 2025 and 2024, the Company issued 726,528 and 400,000 shares related to stock compensation, respectively, with no vesting period.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2025, and December 31, 2024, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2025, was $0. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance as of June 30, 2025 and December 31, 2024.

Inventory

Inventory is valued at the lower of cost or net realizable value. During the six months ended June 30, 2025 and 2024, cost was determined using a FIFO and weighted-average cost method, respectively. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $564,742 and $347,251 as of June 30, 2025, and December 31, 2024, respectively.

Three vendors accounted for approximately 80% of inventory purchases during the six months ended June 30, 2025. Three vendors accounted for approximately 82% of inventory purchases during the six months ended June 30, 2024.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at June 30, 2025, and December 31, 2024.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2025 and December 31, 2024.

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

During the six months ended June 30, 2025 and 2024, 7,286,538 and 6,673,712 shares issuable upon the conversion of convertible note, respectively, and 20,000,000 shares issuable upon the conversion of preferred shares, were considered for their dilutive effects but were determined to be anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2025, and December 31, 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2025 and 2024.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of June 30, 2025, and December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in disaggregation of the Company’s income statement expenses.

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 14, 2025, there were no pending or threatened lawsuits.

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

During the six months ended June 30, 2025 and 2024, the Company paid $11,808 and $9,952, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each year from October 1 through September 30.

During the six months ended June 30, 2025 and 2024, the Company paid $0 for the uniform supply agreement.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and finance lease right of use assets, stated at cost, less accumulated depreciation at June 30, 2025, and December 31, 2024, consisted of the following:

	June 30, 2025	December 31, 2024
Land	$970,455	$970,455
Equipment	813,858	803,508
Autos and trucks	34,680	34,680
Construction in process	6,608,256	3,892,464
Land and building – rental property	256,387	256,387

Less: accumulated depreciation	(550,930)	(497,315)
Property and equipment, net	$8,132,706	$5,460,179

Depreciation expense for the six months ended June 30, 2025, and 2024, was $53,615 and $36,613, respectively.

On January 1, 2025, the Company had a building under construction vandalized and set on fire which resulted in smoke damage to the building’s interior. Following this incident, the Company filed an insurance claim and received cash proceeds of $374,930 on March 20, 2025. During the six months ended June 30, 2025, the Company incurred $110,416 in repair costs, which were offset by insurance proceeds. As a result, the net amount of $264,514 was recorded as other income on the Consolidated Statements of Operations.

NOTE 5 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Note Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2023. On March 5, 2023, the note was extended to September 5, 2023. On March 5, 2024, the note was extended to January 1, 2025. On March 26, 2025, the note was extended to June 30, 2025. Subsequent to June 30, 2025, the note was extended to September 26, 2025.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of June 30, 2025 and December 31, 2024, the convertible debt was convertible into 7,286,538 and 7,852,850 common shares, respectively.

The note balance was $106,092 as of June 30, 2025, and December 31, 2024.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 31, 2025, and December 31, 2024:

				Fair value at
	Level 1	Level 2	Level 3	June 30, 2025
Liabilities:
Derivative liabilities	$-	$-	$228,065	$228,065

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2024
Liabilities:
Derivative liabilities	$-	$-	$214,382	$214,382

As of June 30, 2025, and December 31, 2024, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 129% and 115%, exercise price of $0.015 and $0.014, and risk-free rate of 3.96% and 4.16%, respectively. Included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations is expense arising from the loss on change in fair value of the derivatives of $13,682 and $15,848 during the six months ended June 30, 2025, and 2024, respectively.

Fair value at December 31, 2024	$214,382
Loss on change in fair value of derivative liabilities	13,683
Fair value at June 30, 2025	$228,065

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,459 will be paid, which is the amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the six months ended June 30, 2025, the Company received $1,055,551 in cash proceeds and repaid $8,684 of principal related to this note. During the six months ended June 30, 2025, the Company capitalized $4,661 of loan costs and $137,057 of interest related to this note. As of June 30, 2025, the loan balance was $4,521,983, net of $68,861 of debt discount. As of December 31, 2024, the loan balance was $3,470,454, net of $73,522 of debt discount.

On April 27, 2023, the Acquisition (as defined in Note 11 below) closed, and the Company issued the Note (as defined in Note 11 below) to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the six months ended June 30, 2025, the Company repaid $25,000 in principal and amortized $9,021 of debt discount related to this note. As of June 30, 2025, the loan balance was $0. As of December 31, 2024, the loan balance was $7,646, net of $9,021 of debt discount.

On March 27, 2025, the Company entered into a secured promissory note in the amount up of $1,500,000. The note is secured by the deed of trust on the property and bears interest at 8.5% and is due on March 27, 2032. On March 27, 2030, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on April 27, 2025, and continue on the same date of each succeeding calendar month through and including March 27, 2032. The Company recorded $76,990 of loan cost as a debt discount and will be amortized over the life of the note. During the six months ended June 30, 2025, the Company received $1,400,199 in cash proceeds related to this note. During the six months ended June 30, 2025, the Company capitalized $20,653 of loan costs related to this note. As of June 30, 2025, the loan balance was $1,402,838, net of $74,351 of debt discount.

As of June 30, 2025, the secured notes payable balance was $5,924,821, consisting of long term notes payable of $5,924,821 and current portion of notes payable of $0. As of December 31, 2024, the secured notes payable balance was $3,478,100, consisting of long term notes payable of $3,461,433 and current portion of notes payable of $16,667.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $345,885 and $351,850 as of June 30, 2025, and December 31, 2024, respectively. See breakdown below of accrued expenses:

	June 30, 2025	December 31, 2024
Credit cards payable	$94,138	$96,420
Accrued interest	116,124	106,463
Other accrued expenses	135,623	148,967
Total accrued expenses	$345,885	$351,850

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $49,930 and $43,500 to M & M for the six months ended June 30, 2025, and 2024, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 157,363,671 and 156,637,143 outstanding shares of common stock at June 30, 2025, and December 31, 2024, respectively. There were 2,000,000 outstanding shares of preferred stock as of June 30, 2025, and December 31, 2024, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On April 27, 2023, the Company entered into an Independent Consulting Agreement with Mr. Breese, pursuant to which (i) Mr. Breese would provide embroidery industry consulting and sales services to the company for an initial term of two years, and (ii) Mr. Breese would be paid 20% sales commissions and $100,000 of Company stock, valued as of May 1, 2023, which totaled 2,585,000 shares of common stock. Pursuant to the agreement, Mr. Breese may not sell the Stock for a period of one hundred eighty calendar days from the effective date. On October 24, 2023, the Company accrued an additional 491,923 shares with a fair value of $15,988, which was recorded in stock payable. On May 28, 2025, the Company issued 491,923 common shares to Mr. Breese related to the Independent Consulting Agreement and an additional 234,605 common shares with a fair value of $10,792 for services provided to the Company.

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the six months ended June 30, 2025 and 2024, no customer made up over 10% of revenues.

Concentration of accounts receivable

One customer accounted for 13% or more of accounts receivable as of June 30, 2025 and no customer accounted for 10% or more of accounts receivable December 31, 2024.

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

On July 15, 2025, the Company sold land and a building with a carrying value of $236,916 for net cash proceeds of $344,461.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

For the Three Months Ended June 30, 2025, and 2024

Revenues

Our revenue was $1,173,827 for the three months ended June 30, 2025, compared to $1,222,600 for the three months ended June 30, 2024, resulting in a decrease of $48,773, or 4%, between the periods. The decrease was primarily due to smaller customer purchases in second quarter. We believe heightened economic uncertainty and tariff fears are the primary reason order sizes were smaller. Our customer base expanded, but sales were still lower.

Operating Expenses

Direct costs of revenues were $799,484 and $800,215 for the three months ended June 30, 2025, and 2024, respectively, resulting in a decrease of $731, or 0.1%, between the periods. Direct costs remained steady and did not change with our sales because we project needing our current staff levels as we transition into our newly completed 100,000 square foot manufacturing facility. The gross margin increased from 35% during the six months ended June 30, 2024, to 32% during the three months ended June 30, 2025.

General and administrative expenses were $427,538 for the three months ended June 30, 2025, compared to $411,537 for the same period in 2024, resulting in a increase of $16,001, or 4%, between the periods. General and administrative expenses remained relatively unchanged because we did not make any administrative adjustments since sales were flat.

Marketing and selling expenses were $6,706 for the three months ended June 30, 2025, compared to $9,284 for the same period in 2024. The decrease in marketing and selling expenses was directly tied to more efficient SEO marketing that our in-house SEO team implemented.

Other expense was $9,209 for the three months ended June 30, 2025, compared to other expense of $14,863 for the same period in 2024. The decrease in 2025 other expense was primarily due to a $8,912 decrease in interest expense on secured notes payable.

Net loss was $69,110 for the three months ended June 30, 2025, compared to $13,299 for the three months ended June 30, 2024, for the reasons stated above.

For the Six Months Ended June 30, 2025, and 2024

Revenues

Our revenue was $2,100,363 for the six months ended June 30, 2025, compared to $2,278,738 for the six months ended June 30, 2024, resulting in a decrease of $178,375, or 8%, between the periods. The decrease was primarily due to customer purchases reductions in second quarter orders from heightened economic uncertainty, which we believe was due to constantly changing tariff developments. Our customer base expanded, but sales were still lower.

Operating Expenses

Direct costs of revenues were $1,523,798 and $1,521,442 for the six months ended June 30, 2025, and 2024, respectively, resulting in an increase of $2,356, or 0.15%, between the periods. The increase in direct costs was a direct result of higher costs of goods due to tariffs for the most recent six-month period as compared to the comparative period during the prior year. The gross margin increased from 33% during the six months ended June 30, 2024, to 27% during the six months ended June 30, 2025.

General and administrative expenses were $770,909 for the six months ended June 30, 2025, compared to $797,569 for the same period in 2024, resulting in a decrease of $26,660, or 3%, between the periods. The decrease was due to lower sales and the fact no changes were made in our administration staff.

Marketing and selling expenses were $17,139 for the six months ended June 30, 2025, compared to $17,326 for the same period in 2024. This is in line with our budget.

Other income was $245,828 for the six months ended June 30, 2025, compared to other expense of $19,836 for the same period in 2024. The increase in 2025 other income was primarily due to $264,514 net proceeds from an insurance loss claim at our new building under construction.

Net income was $34,345 for the six months ended June 30, 2025, compared to net loss of $77,435 for the six months ended June 30, 2024, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2025, compared to the six months ended June 30, 2024

We had cash used in operations of $370,261 for the six months ended June 30, 2025, compared to cash provided by operations of $123,547 for the six months ended June 30, 2024. The decrease in positive cash flow from operating activities for the six months ended June 30, 2025, was primarily attributable to a gain on insurance claim and changes to operating assets and liabilities.

We had cash used in investing activities of $2,343,911 for the six months ended June 30, 2025, and $746,031 for the six months ended June 30, 2024. The change in cash flow from investing activities for the six months ended June 30, 2025, was attributable to an increase in the purchase of property and equipment.

We had cash provided by financing activities of $2,430,399 for the six months ended June 30, 2025, compared to cash provided by financing activities of $692,359 for the same period in 2024. Cash used in financing activities consisted of proceeds from notes payable offset by repayments on notes payable.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K as filed on June 30, 2025, for a discussion of our critical accounting policies and estimates.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, have been evaluated, and based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2025.

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

ADM ENDEAVORS, INC.

Dated: August 14, 2025		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer

Dated: August 14, 2025		/s/ Alex Archer
	By:	Alex Archer
	Its:	Chief Financial Officer

