Form 10-Q
period 2025-09-30
ADM ENDEAVORS, INC.
filed 2025-11-14
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 157,363,671  shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2025	December 31, 2024

ASSETS
Current assets
Cash	$383,091	$412,449
Accounts receivable, net	402,622	366,689
Other receivable, related party	18,725	39,597
Inventory	243,754	347,251
Prepaid expenses and other current assets	154,977	104,850
Total current assets	1,203,169	1,270,836

Noncurrent assets
Property and equipment, net	8,276,617	5,460,179
Goodwill	688,778	688,778
Total assets	$10,168,564	$7,419,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$128,305	$104,777
Accounts payable - related party	-	1,201
Accrued expenses	320,568	351,850
Income tax payable	90,780	90,780
Current portion of notes payable - secured, net discount	-	16,667
Convertible note payable	106,092	106,092
Derivative liabilities	279,890	214,382
Total current liabilities	925,635	885,749

Noncurrent liabilities
Deferred tax liability	23,774	23,774
Notes payable - secured, net of discount	5,909,205	3,461,433
Total noncurrent liabilities	5,932,979	3,485,207
Total liabilities	6,858,614	4,370,956

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of September 30, 2025 and December 31, 2024	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 157,363,671 and 156,637,143 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	157,364	156,637
Additional paid-in capital	1,473,275	1,447,222
Stock payable	-	15,988
Retained earnings	1,677,311	1,426,990
Total stockholders’ equity	3,309,950	3,048,837
Total liabilities and stockholders’ equity	$10,168,564	$7,419,793

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Revenue
School uniform sales	$1,111,701	$1,198,176	$1,384,353	$1,427,121
Promotional sales	1,093,524	968,059	2,921,235	3,017,852
Total revenue	2,205,225	2,166,235	4,305,588	4,444,973

Operating expenses
Direct costs of revenue	1,616,201	1,600,925	3,139,999	3,122,367
General and administrative	371,344	393,890	1,142,253	1,191,459
Marketing and selling	12,114	9,977	29,253	27,303

Total operating expenses	1,999,659	2,004,792	4,311,505	4,341,129
Operating income (loss)	205,566	161,443	(5,917)	103,844

Other income (expense)
Loss on change in fair value of derivative liabilities	(51,825)	(9,300)	(65,508)	(25,148)
Gain on sale of property	63,195	-	63,195	-
Other income	1,398	18,288	279,663	33,941
Interest expense	(2,358)	(9,419)	(21,112)	(29,060)
Total other income (expense)	10,410	(431)	256,238	(20,267)

Income before tax provision	215,976	161,012	250,321	83,577

Provision for income taxes	-	35,203	-	35,203
Net income	$215,976	$125,809	$250,321	$48,374

Net income per share - basic	$0.00	$0.00	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
basic	157,363,671	156,637,143	156,969,802	156,603,566
diluted	157,363,671	156,637,143	156,969,802	156,603,566

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,426,990	$3,048,837
Net income	-	-	-	-	-	-	103,455	103,455
Balance at March 31, 2025	2,000,000	2,000	156,637,143	156,637	1,447,222	15,988	1,530,445	3,152,292
Stock-based compensation	-	-	726,528	727	26,053	(15,988)	-	10,792
Net loss	-	-	-	-	-	-	(69,110)	(69,110)
Balance at June 30, 2025	2,000,000	2,000	157,363,671	157,364	1,473,275	-	1,461,335	3,093,974
Net income	-	-	-	-	-	-	215,976	215,976
Balance at September 30, 2025	2,000,000	$2,000	157,363,671	$157,364	$1,473,275	$-	$1,677,311	$3,309,950

Balance at December 31, 2023	2,000,000	$2,000	156,237,143	$156,237	$1,431,062	$15,988	$1,102,679	$2,707,966
Stock-based compensation	-	-	400,000	400	16,160	-	-	16,560
Net loss	-	-	-	-	-	-	(64,136)	(64,136)
Balance at March 31, 2024	2,000,000	2,000	156,637,143	156,637	1,447,222	15,988	1,038,543	2,660,390
Net loss	-	-	-	-	-	-	(13,299)	(13,299)
Balance at June 30, 2024	2,000,000	2,000	156,637,143	156,637	1,447,222	15,988	1,025,244	2,647,091
Net income	-	-	-	-	-	-	125,809	125,809
Balance at September 30, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,151,053	$2,772,900

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$250,321	$48,374
Adjustments to reconcile net income to net cash provided by continuing operations:
Stock-based compensation	10,792	16,560
Depreciation and amortization	78,859	53,993
Bad debt expense	2,182	4,049
Amortization of debt discount	9,021	21,126
Amortization of right of use asset - operating lease	-	16,982
Change in derivative liability	65,508	25,148
Gain on insurance claim	(264,514)	-
Gain on sale of property	(63,195)	-
Changes in operating assets and liabilities:
Accounts receivable	(38,115)	28,036
Other receivable, related party	20,872	(5,427)
Inventory	103,497	160,005
Prepaid expenses and other assets	(50,127)	13,051
Accounts payable	(86,888)	28,348
Accounts payable - related party	(1,201)	(17,658)
Accrued expenses	(31,282)	160,185
Income tax payable	-	19,712
Right of use operating lease liability	-	(17,814)
Deferred tax liability	-	4,455
Net cash provided by operating activities	5,730	559,125

Cash flows from investing activities:
Purchase of property and equipment	(3,164,338)	(1,729,585)
Proceeds from insurance	374,930	-
Proceeds from sale of property	344,462	-
Net cash used in investing activities	(2,444,946)	(1,729,585)

Cash flows from financing activities:
Repayments on notes payable	(45,892)	(90,110)
Proceeds from note payable	2,455,750	1,708,311
Net cash provided by financing activities	2,409,858	1,618,201

Net change in cash	(29,358)	447,741

Cash at beginning of period	412,449	301,411

Cash at end of period	$383,091	$749,152
Supplemental disclosure of cash flow information:

Cash paid for interest	$237,820	$30,009

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$12,226	$7,056

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2025

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

The unaudited consolidated financial statements of the Company for the three and nine month periods ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at September 30, 2025. All significant intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. During the nine months ended September 30, 2025 and 2024, the Company issued 726,528 and 400,000 shares related to stock compensation, respectively, with no vesting period.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2025, and December 31, 2024, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at September 30, 2025, was $118,953. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance as of September 30, 2025 and December 31, 2024.

Inventory

Inventory is valued at the lower of cost or net realizable value. During the nine months ended September 30, 2025 and 2024, cost was determined using a FIFO and weighted-average cost method, respectively. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $243,754 and $347,251 as of September 30, 2025, and December 31, 2024, respectively.

Two vendors accounted for approximately 72% of inventory purchases during the six months ended September 30, 2025. Four vendors accounted for approximately 87% of inventory purchases during the nine months ended September 30, 2024.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at September 30, 2025, and December 31, 2024.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2025 and December 31, 2024.

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

During the nine months ended September 30, 2025 and 2024, 7,578,000 and 6,637,664 shares issuable upon the conversion of convertible note, respectively, and 20,000,000 shares issuable upon the conversion of preferred shares, were considered for their dilutive effects but were determined to be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2025, and December 31, 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2025 and 2024.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of September 30, 2025, and December 31, 2024.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 14, 2025, there were no pending or threatened lawsuits.

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

During the nine months ended September 30, 2025 and 2024, the Company paid $62,919  and $68,288, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each year from October 1 through September 30.

During the nine months ended September 30, 2025 and 2024, the Company paid $19,067  and $21,248, respectively, for the uniform supply agreement.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and finance lease right of use assets, stated at cost, less accumulated depreciation at September 30, 2025, and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Land	$970,455	$970,455
Equipment	852,369	803,508
Autos and trucks	34,680	34,680
Construction in process	6,975,816	3,892,464
Land and building – rental property	-	256,387

Less: accumulated depreciation	(556,703)	(497,315)
Property and equipment, net	$8,276,617	$5,460,179

Depreciation expense for the nine months ended September 30, 2025, and 2024, was $78,859 and $53,993, respectively.

On January 1, 2025, the Company had a building under construction vandalized and set on fire which resulted in smoke damage to the building’s interior. Following this incident, the Company filed an insurance claim and received cash proceeds of $374,930 on March 20, 2025. During the nine months ended September 30, 2025, the Company incurred $110,416 in repair costs, which were offset by insurance proceeds. As a result, the net amount of $264,514 was recorded as other income on the Consolidated Statements of Operations.

On July 15, 2025, the Company sold land and a building with a carrying value of $236,916 for net cash proceeds of $344,461. As a result, the Company recognized a gain on sale of property of $63,195.

NOTE 5 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Note Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2023. On March 5, 2023, the note was extended to September 5, 2023. On March 5, 2024, the note was extended to January 1, 2025. On March 26, 2025, the note was extended to June 30, 2025. Subsequent to June 30, 2025, the note was extended to September 26, 2025. As of September 30, 2025, the Company has not received a default notice and the convertible note payable is past due. The Company is currently in discussions to extend the convertible note payable.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion. As of September 30, 2025 and December 31, 2024, the convertible debt was convertible into 7,578,000 and 7,852,850 common shares, respectively.

The note balance was $106,092 as of September 30, 2025, and December 31, 2024.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2025, and December 31, 2024:

				Fair value at
	Level 1	Level 2	Level 3	September 30, 2025
Liabilities:
Derivative liabilities	$-	$-	$279,890	$279,890

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2024
Liabilities:
Derivative liabilities	$-	$-	$214,382	$214,382

As of September 30, 2025, and December 31, 2024, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 122% and 115%, exercise price of $0.014 and $0.014, and risk-free rate of 3.68% and 4.16%, respectively. Included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations is expense arising from the loss on change in fair value of the derivatives of $65,508 and $25,148 during the nine months ended September 30, 2025, and 2024, respectively.

Fair value at December 31, 2024	$214,382
Loss on change in fair value of derivative liabilities	65,508
Fair value at September 30, 2025	$279,890

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,459 will be paid, which is the amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the nine months ended September 30, 2025, the Company received $1,055,551 in cash proceeds and repaid $29,225 of principal related to this note. During the nine months ended September 30, 2025, the Company capitalized $7,030 of loan costs and $195,891 of interest related to this note. As of September 30, 2025, the loan balance was $4,503,810, net of $66,492 of debt discount. As of December 31, 2024, the loan balance was $3,470,454, net of $73,522 of debt discount.

On April 27, 2023, the Acquisition (as defined in Note 11 below) closed, and the Company issued the Note (as defined in Note 11 below) to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the nine months ended September 30, 2025, the Company repaid $25,000 in principal and amortized $9,021 of debt discount related to this note. As of September 30, 2025, the loan balance was $0. As of December 31, 2024, the loan balance was $7,646, net of $9,021 of debt discount.

On March 27, 2025, the Company entered into a secured promissory note in the amount up of $1,500,000. The note is secured by the deed of trust on the property and bears interest at 8.5% and is due on March 27, 2032. On March 27, 2030, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on April 27, 2025, and continue on the same date of each succeeding calendar month through and including March 27, 2032. The Company recorded $76,990 of loan cost as a debt discount and will be amortized over the life of the note. During the nine months ended September 30, 2025, the Company received $1,400,199 in cash proceeds related to this note. During the nine months ended September 30, 2025, the Company capitalized $41,929 of loan costs related to this note. As of September 30, 2025, the loan balance was $1,405,395, net of $71,795 of debt discount.

As of September 30, 2025, the secured notes payable balance was $5,909,205, consisting of long term notes payable of $5,909,205 and current portion of notes payable of $0. As of December 31, 2024, the secured notes payable balance was $3,478,100, consisting of long term notes payable of $3,461,433 and current portion of notes payable of $16,667.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $320,568 and $351,850 as of September 30, 2025, and December 31, 2024, respectively. See breakdown below of accrued expenses:

	September 30, 2025	December 31, 2024
Credit cards payable	$79,369	$96,420
Accrued interest	118,450	106,463
Other accrued expenses	122,749	148,967
Total accrued expenses	$320,568	$351,850

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $74,282 and $65,250 to M & M for the nine months ended September 30, 2025, and 2024, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 157,363,671 and 156,637,143 outstanding shares of common stock at September 30, 2025, and December 31, 2024, respectively. There were 2,000,000 outstanding shares of preferred stock as of September 30, 2025, and December 31, 2024, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

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

NOTE 9 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the nine months ended September 30, 2025 and 2024, no customer made up over 10% of revenues.

Concentration of accounts receivable

One customer accounted for 23% or more of accounts receivable as of September 30, 2025 and no customer accounted for 10% or more of accounts receivable December 31, 2024.

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

The school uniform industry is undergoing a great deal of uncertainty due to tariff factors. As a result, many of the major vendors in the school uniform distribution business have or are in the process of shutting down their school uniform business. The majority of uniforms we usually purchase from these vendors are now being discounted between 50-70% off the prices we usually pay. We have been diligent in capitalizing on all discounts and savings when available. While we have been able to purchase in advance a great deal of inventory, we also have sourced our own school uniforms, allowing us to produce our own branded school uniforms moving forward.

For the Three Months Ended September 30, 2025, and 2024

Revenues

Our revenue was $2,205,225 for the three months ended September 30, 2025, compared to $2,166,235 for the three months ended September 30, 2024, resulting in an increase of $38,990, or 1.8%, between the periods. The increase was primarily due to a 13% increase in Q3 promotional sales revenue.

Operating Expenses

Direct costs of revenues were $1,616,201 and $1,600,925 for the three months ended September 30, 2025, and 2024, respectively, resulting in a increase of $15,276, or 1%, between the periods. Direct costs remained steady and did not change with our sales because we project needing our current staff levels as we transition into our newly completed 100,000 square foot manufacturing facility. The gross margin increased from 26% during the three months ended September 30, 2024, to 27% during the three months ended September 30, 2025.

General and administrative expenses were $371,344 for the three months ended September 30, 2025, compared to $393,890 for the same period in 2024, resulting in a decrease of $22,546, or 6%, between the periods. General and administrative expenses were slightly down due recognized efficiencies in our school uniform operations.

Marketing and selling expenses were $12,114 for the three months ended September 30, 2025, compared to $9,977 for the same period in 2024. The increase in marketing and selling expenses was directly tied to our continued investment in our online visibility and web assets.

Other income was $10,410 for the three months ended September 30, 2025, compared to other expense of $431 for the same period in 2024. The change in 2025 other expense was primarily due to a gain on sale of property of $63,195 which was offset by a loss on change in fair value of derivative liabilities of $51,825.

Net income was $215,976 for the three months ended September 30, 2025, compared to net income of $125,809 for the three months ended September 30, 2024, for the reasons stated above.

For the Nine Months Ended September 30, 2025, and 2024

Revenues

Our revenue was $4,305,588 for the nine months ended September 30, 2025, compared to $4,444,973 for the nine months ended September 30, 2024, resulting in a decrease of $42,768, or 3%, between the periods. The decrease was primarily due to the fact that existing customers purchased less in the first and second quarter most likely due to the  heightened economic uncertainty in the first half of the year centered around tariff uncertainty.

Operating Expenses

Direct costs of revenues were $3,139,999 and $3,122,367 for the nine months ended September 30, 2025, and 2024, respectively, resulting in an increase of $17,632, or 0.56%, between the periods. The increase in direct costs was a direct result of higher costs of goods due to tariffs for the most recent nine months September 30, 2025 as compared to the comparative period during the prior year. The gross margin increased from 30% during the nine months ended September 30, 2024, to 27% during the nine months ended September 30, 2025.

General and administrative expenses were $1,142,253 for the nine months ended September 30, 2025, compared to $1,191,459 for the same period in 2024, resulting in a decrease of $49,206, or 4%, between the periods. The decrease was due to lower sales and the fact no changes were made in our administration staff.

Marketing and selling expenses were $29,253 for the nine months ended September 30, 2025, compared to $27,303 for the same period in 2024. This is in line with our budget.

Other income was $256,238 for the nine months ended September 30, 2025, compared to other expense of $20,267 for the same period in 2024. The change was primarily due to $264,514 net proceeds from an insurance loss claim at our new building under construction and a gain on sale of property of $63,195 which were offset by a loss on change in fair value of derivative liabilities of $65,508.

Net income was $250,321 for the nine months ended September 30, 2025, compared to net loss of $48,374 for the nine months ended September 30, 2024, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

We had cash used in operations of $5,730 for the nine months ended September 30, 2025, compared to cash provided by operations of $559,125 for the nine months ended September 30, 2024. The decrease in positive cash flow from operating activities for the nine months ended September 30, 2025, was primarily attributable to a gain on insurance claim, gain on sale of property and changes to operating assets and liabilities.

We had cash used in investing activities of $2,444,946 for the nine months ended September 30, 2025, and $1,729,585 for the nine months ended September 30, 2024. The change in cash flow from investing activities for the nine months ended September 30, 2025, was mainly attributable to an increase in the purchase of property and equipment.

We had cash provided by financing activities of $2,409,858 for the nine months ended September 30, 2025, compared to cash provided by financing activities of $1,618,201 for the same period in 2024. Cash used in financing activities consisted of proceeds from notes payable offset by repayments on notes payable.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K as filed on September 30, 2025, for a discussion of our critical accounting policies and estimates.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, have been evaluated, and based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2025.

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

ADM ENDEAVORS, INC.

Dated: November 14, 2025		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer

Dated: November 14, 2025		/s/ Alex Archer
	By:	Alex Archer
	Its:	Chief Financial Officer

