Form 10-K
period 2025-12-31
ADM ENDEAVORS, INC.
filed 2026-03-31
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025, was $4,661,615. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 31, 2026, the registrant had 158,520,409 shares of its common stock issued and outstanding.

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

On April 19, 2018, the Company acquired Just Right Products, Inc. (“Just Right Products”), a Texas corporation, from its sole stockholder, Marc Johnson, through a share exchange transaction whereby the Company acquired 100% of Just Right Products and issued 2,000,000 shares of Series A Convertible Preferred stock (“Series A Preferred Stock”) to the stockholder of Just Rights Products. Each share of the Series A Preferred Stock is convertible into 10 shares of Company common stock and each share has 100 votes on a fully diluted basis. The preferred shares represented 61% of the Company’s voting shares and constituted a change of voting control of the Company, with the transaction accounted for as a reverse acquisition. As a result of the transaction, Just Right Products became a wholly owned subsidiary of the Company, and since that time, the Company has exclusively focused on its Just Right Products operations.

On April 27, 2023, the Company entered into an Asset Purchase Agreement with Innovative Impressions, Inc., a Texas corporation, pursuant to which the Company acquired additional embroidery equipment, inventory, and related assets.

Current Business Operations

Since 2010, Just Right Products has operated a diverse vertical integrated business, which consists of a retail sales division, screen print promotions, embroidery production, digital production, import wholesale sourcing, and uniforms. All of these divisions are promoted and supported by SEO (Search Engine Optimization)/Web in-house department.

The Retail Sales Division focuses on any product with a logo. It sells a very wide range of products from business cards to coffee cups. Its motto is “We sell anything with a logo.” Just Right Products’ salespeople excel at sales because they are selling the items people like to buy. Our sales consist of sales made by in-house hourly employees and commissioned-based employees. In-house accounts are more profitable for Just Right Products than commissioned sales. Based on profitability reasons, Just Right Products has focused its resources on SEO and Website to develop more in-house customers. COVID forced us to look at our customer base, and as a result, we added a government specific division headed by Bruce Boyce. This segment has seen significant growth. We currently have under contract Dallas County, Tarrant County, Johnson County and 12 cities. These contacts are employee uniforms and some promotional items.

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

In 2025, we completed construction of our new corporate headquarters, which is a 100,000 square foot facility located at 1800 E. Loop 820, Ft. Worth, Texas. We have started moving inventory and equipment to the new facility, and we hope to start operating out of the new facility by the end of the first quarter of 2026.

Our new facility should allow us to add a fulfilment center that will enhance service to existing customers and attract larger customers that require fulfillment. We should also be able to enhance our current online retail store and have the ability to increase our inventory capacity for existing programs.

The Company believes the SEO/Web department is one of the keys to future growth. The Company has seen that customers tend to go online as their first source when our products are needed. Due to this trend, the Company is focusing approximately 80% of its advertising budget to maintain and grow the Company’s online presence.

The school uniform industry is undergoing a great deal of uncertainty due to tariffs and related international trade policies. As a result, many of the major vendors in the school uniform distribution business have or are in the process of shutting down their school uniform business. The majority of uniforms we usually purchase from these vendors are now being discounted between 50-70% off the prices we usually pay. We have been diligent in capitalizing on all discounts and savings when available. While we have been able to purchase in advance a great deal of inventory, we also have sourced our own school uniforms, allowing us to produce our own branded school uniforms moving forward.

Competition

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

Employees

We currently have 36 full-time employees, and 3 part-time employees. We plan to hire additional employees as needed as the Company grows.

Legal Proceedings

We know of no existing or pending legal proceedings against us other than as disclosed below, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2025, and 2024, is shown below, as quoted by www.otcmarkets.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2024	0.06	0.03
June 30, 2024	0.07	0.04
September 30, 2024	0.06	0.05
December 31, 2024	0.06	0.04
March 31, 2025	0.05	0.04
June 30, 2025	0.05	0.03
September 30, 2025	0.05	0.04
December 31, 2025	0.05	0.04

The future sale of the Company’s common stock by members of management and/or persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2025, there were 158,520,409 shares of common stock issued, issuable, and outstanding, held by 54 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities and Use of Proceeds

On or about December 23, 2025, the Company issued 1,156,738 shares of common stock to GHS upon entering into the Financing Agreement with GHS on or about December 19, 2025, which shares were immediately due to GHS as a commitment fee under the Financing Agreement.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2025 TO THE YEAR ENDED DECEMBER 31, 2024

Results of Operations

Revenue

For the year ended December 31, 2025, the Company had revenues of $5,624,053 compared to $5,760,459 for the same period in 2024 from continuing operations. The decrease in revenue of $136,406, or 2%, is primarily due to smaller order sizes.

Cost of Revenues

The cost of revenues for the year ended December 31, 2025 was $3,735,097 compared to $3,744,571 for the same period in 2024. Cost of revenues for 2025 was 66% of revenue compared to 65% of revenue for 2024. The primary cause of the increase as a percentage of revenue was a direct result of the slight decrease in 2025 sales.

Operating Expenses

The general and administrative expenses were $1,605,941 for the year ended December 31, 2025 compared to $1,587,028 for the same period in 2024. The increase in general and administrative expenses was approximately 1% primarily due to additional hours worked due to oversight of new building.

The marketing and selling expenses were $37,882 for the year ended December 31, 2025 compared to $37,208 for the same period in 2024.

Net Income

The net income for the year ended December 31, 2025 was $486,259 compared to $324,311 for the same period in 2024.

Liquidity and Capital Resources

General

At December 31, 2025, we had cash of $358,955. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cashflow from operations and cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our cash provided by operating activities of $381,136 for the year ended December 31, 2025, compared to $284,256 during the same period in 2024. For the year ended December 31, 2025, net cash provided by operating activities of $381,136 consisted of net income of $486,259, less $165,090 of non-cash items, consisting primarily of stock compensation of $10,792, depreciation and amortization of $103,213, bad debt expense of $2,182 and amortization of debt discount of $9,021, plus changes in operating assets and other operating activities of $59,968. For the year ended December 31, 2024, net cash provided by operating activities of $284,256 consisted of net income of $324,311, plus $151,587 of non-cash items, consisting primarily of stock compensation of $16,560, depreciation and amortization of $74,085, bad debt expense of $14,927 and amortization of debt discount of $28,220, plus changes in operating assets and other operating activities of $191,642.

Cash used in investing activities during the year ended December 31, 2025, was $2,845,906 compared to $2,295,639 during the same period in 2024. For the year ended December 31, 2025, net cash used in investing activities consisted of $3,565,298 for the purchase of property and equipment which was offset by $374,930 for proceeds from insurance and $344,462 for proceeds from the sale of property. For the year ended December 31, 2024, net cash used in investing activities consisted of $2,295,639 for the purchase of property and equipment.

Cash provided by financing activities was $2,411,276 for the year ended December 31, 2025, compared to cash used in financing activities of $2,122,421 during the comparable period in 2024. For the year ended December 31, 2025, net cash provided by financing activities consisted of proceeds from notes payable of $2,499,804 and repayments of notes payable of $88,528. For the year ended December 31, 2024, net cash provided by financing activities consisted of proceeds from notes payable of $2,237,531 and repayments of notes payable of $115,110.

As of December 31, 2025, the Company had a working capital $127,740, of which $251,792 of current liabilities was related to derivative liabilities. As of December 31, 2024, the Company had a working capital of $385,087, of which $214,382 of current liabilities was related to derivative liabilities.

	For the years ended
	December 31,
	2025	2024

Cash provided by operating activities	$381,136	$284,256
Cash used in investing activities	(2,845,906)	(2,295,639)
Cash provided by financing activities	2,411,276	2,122,421

Net changes to cash	$(53,494)	$111,038

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

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which adversely affected demand for our products. In the future, we may experience adverse impacts from quarantines, market downturns and changes in customer behavior for similar health or economic crises.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ADM Endeavors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Endeavors, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2024.
Houston, TX
March 31, 2026

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash	$358,955	$412,449
Accounts receivable, net	405,373	366,689
Other receivable, related party	12,442	39,597
Inventory	537,942	347,251
Prepaid expenses and other current assets	167,713	104,850
Total current assets	1,482,425	1,270,836

Noncurrent assets
Property and equipment, net	8,658,148	5,460,179
Goodwill	688,778	688,778
Deferred financing costs	53,210	-
Total assets	$10,882,561	$7,419,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$97,720	$104,777
Accounts payable - related party	246,206	1,201
Accrued expenses	506,539	351,850
Income tax payable	146,336	90,780
Current portion of notes payable - secured, net discount	-	16,667
Convertible note payable	106,092	106,092
Derivative liabilities	251,792	214,382
Total current liabilities	1,354,685	885,749

Noncurrent liabilities
Deferred tax liability	13,230	23,774
Notes payable - secured, net of discount	5,915,548	3,461,433
Total noncurrent liabilities	5,928,778	3,485,207

Total liabilities	7,283,463	4,370,956

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of December 31, 2025 and 2024	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 158,520,409 and 156,637,143 shares issued and outstanding at December 31, 2025 and 2024	158,520	156,637
Additional paid-in capital	1,525,329	1,447,222
Stock payable	-	15,988
Retained earnings	1,913,249	1,426,990
Total stockholders’ equity	3,599,098	3,048,837
Total liabilities and stockholders’ equity	$10,882,561	$7,419,793

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	2025	2024

Revenue
School uniform sales	$1,503,332	$1,555,366
Promotional sales	4,120,721	4,205,093
Total revenue	5,624,053	5,760,459

Operating expenses
Direct costs of revenue	3,735,097	3,744,571
General and administrative	1,605,941	1,587,028
Marketing and selling	37,882	37,208
Total operating expenses	5,378,920	5,368,807
Operating income	245,133	391,652

Other income (expense)
Loss on change in fair value of derivative liabilities	(37,410)	(813)
Gain on sale of property	63,195	-
Other income	283,791	37,451
Interest expense	(23,438)	(38,521)
Total other income (expense)	286,138	(1,883)
Income before tax provision	531,271	389,769

Provision for income taxes	(45,012)	(65,458)

Net income	$486,259	$324,311

Net income per share - basic	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00

Weighted average number of shares outstanding
basic	157,094,432	156,612,006
diluted	184,475,601	184,464,856

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2023	2,000,000	$2,000	156,237,143	$156,237	$1,431,062	$15,988	$1,102,679	$2,707,966
Stock-based compensation	-	-	400,000	400	16,160	-	-	16,560
Net income	-	-	-	-	-	-	324,311	324,311
Balance at December 31, 2024	2,000,000	2,000	156,637,143	156,637	1,447,222	15,988	1,426,990	3,048,837
Shares issued for deferred financing costs	-	-	1,156,738	1,157	52,053	-	-	53,210
Stock-based compensation	-	-	726,528	726	26,054	(15,988)	-	10,792
Net income	-	-	-	-	-	-	486,259	486,259
Balance at December 31, 2025	2,000,000	2,000	158,520,409	158,520	1,525,329	-	1,913,249	3,599,098

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net income	$486,259	$324,311
Adjustments to reconcile net income to net cash provided by continuing operations:
Stock-based compensation	10,792	16,560
Depreciation and amortization	103,213	74,085
Bad debt expense	2,182	14,927
Amortization of debt discount	9,021	28,220
Amortization of right of use asset - operating lease	-	16,982
Change in derivative liability	37,410	813
Gain on insurance claim	(264,514)	-
Gain on sale of property	(63,195)	-
Changes in operating assets and liabilities:
Accounts receivable	(40,866)	33,890
Other receivable, related party	27,155	(37,198)
Inventory	(190,691)	(176,018)
Prepaid expenses and other assets	(62,863)	(77,368)
Accounts payable	(117,473)	66,098
Accounts payable - related party	245,005	(16,457)
Accrued expenses	154,689	(21,197)
Income tax payable	55,556	74,650
Right of use operating lease liability	-	(17,814)
Deferred tax liability	(10,544)	(20,228)
Net cash provided by operating activities	381,136	284,256

Cash flows from investing activities:
Purchase of property and equipment	(3,565,298)	(2,295,639)
Proceeds from insurance	374,930	-
Proceeds from sale of property	344,462	-
Net cash used in investing activities	(2,845,906)	(2,295,639)

Cash flows from financing activities:
Repayments on notes payable	(88,528)	(115,110)
Proceeds from note payable	2,499,804	2,237,531
Net cash provided by financing activities	2,411,276	2,122,421

Net change in cash	(53,494)	111,038

Cash at beginning of period	412,449	301,411

Cash at end of period	$358,955	$412,449
Supplemental disclosure of cash flow information:

Cash paid for interest	$346,122	$30,009

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$17,151	$9,425
Shares issued for deferred financing costs	$53,210	$-

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2025

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

On April 19, 2018, the Company acquired Just Right Products, Inc. (“JRP”), a Texas corporation. JRP was incorporated on January 17, 2010. The acquisition of 100% of JRP from its sole stockholder was through a stock exchange whereas the Company issued 2,000,000 shares of restricted Series A preferred stock (the “Acquisition Shares”). Each share of the Series A preferred stock is convertible into ten shares of common stock and each share has 100 votes on a fully diluted basis. The Acquisition Shares represents 61% of voting shares, thus there is a change of voting control. The transaction was accounted for as a reverse acquisition.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary JRP, at December 31, 2025. All significant intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. During the years ended December 31, 2025 and 2024, the Company issued 0 and 400,000 shares related to stock compensation, respectively, with no vesting period.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2025 and 2024, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at December 31, 2025, was $108,955. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance at December 31, 2025 and 2024.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a FIFO cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $537,942 and $347,251 as of December 31, 2025 and 2024, respectively.

Three vendors accounted for approximately 77% and four vendors accounted for 88.5% of inventory purchases during the years ended December 31, 2025 and 2024, respectively. These same vendors made up 0% and 41% of our accounts payable as of December 31, 2025 and 2024, respectively.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment charges were recorded in fiscal 2025 or 2024 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2025 and 2024.

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

Net Income per Share

The Company computes basic and diluted income per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic income per share is computed by dividing net income available to common stockholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted income per share is computed by dividing net income available to common stockholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The dilutive effect of outstanding convertible securities and preferred stock is reflected in diluted earnings per share by application of the if-converted method.

During the years ended December 31, 2025 and 2024, 7,381,169 and 7,852,850 shares issuable upon the conversion of convertible note, respectively, 20,000,000 shares issuable upon the conversion of preferred shares, were considered for their dilutive effects but were determined to be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2025 and 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2025 and 2024.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of December 31, 2025 and 2024.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its disclosures.

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

During the years ended December 31, 2025 and 2024, the Company paid $74,086 and $78,785 for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each school year ending through May 31.

During the years ended December 31, 2025 and 2024, the Company paid $33,395 and $21,248 for the uniform supply agreement, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation for continuing operations at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Land	$970,455	$970,455
Equipment	856,509	803,508
Autos and trucks	34,680	34,680
Construction in process	7,377,561	3,892,464
Land and building – rental property	-	256,387
Less: accumulated depreciation	(581,057)	(497,315)
Property and equipment, net	$8,658,148	$5,460,179

Depreciation expense for the years ended December 31, 2025 and 2024 was $103,213 and $74,085, respectively.

On January 1, 2025, the Company had a building under construction vandalized and set on fire which resulted in smoke damage to the building’s interior. Following this incident, the Company filed an insurance claim and received cash proceeds of $374,930 on March 20, 2025. During the year ended December 31, 2025, the Company incurred $110,416 in repair costs, which were offset by insurance proceeds. As a result, the net amount of $264,514 was recorded as other income on the Consolidated Statements of Operations.

On July 15, 2025, the Company sold land and a building with a carrying value of $281,267 for net cash proceeds of $344,462. As a result, the Company recognized a gain on sale of property of $63,195.

NOTE 5 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Note Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2023. On March 5, 2023, the note was extended to September 5, 2023. On March 5, 2024, the note was extended to January 1, 2025. On March 26, 2025, the note was extended to June 30, 2025. Subsequent to December 31, 2025, the note was extended to October 31, 2026.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion or 35% of an estimated fair value if not traded. As of December 31, 2025 and 2024, the convertible debt was convertible into 7,381,169 and 7,852,850 common shares, respectively.

The note balance was $106,092 as of December 31, 2025 and 2024.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2025 and 2024:

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2025
Liabilities:
Derivative liabilities	$-	$-	$251,792	$251,792

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2024
Liabilities:
Derivative liabilities	$-	$-	$214,382	$214,382

As of December 31, 2025 and 2024, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 102% and 115%, exercise price of $0.0144 and $0.0135, and risk-free rate of 3.59% and 4.16%, respectively. Included in Derivative Loss in the accompanying consolidated statements of operations is expense arising from the loss on change in fair value of the derivatives of $37,410 and a loss of $813 during the years ended December 31, 2025 and 2024, respectively.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2025 and 2024:

Fair value at December 31, 2023	$213,569
Gain on change in fair value of derivative liabilities	813
Fair value at December 31, 2024	214,382
Loss on change in fair value of derivative liabilities	37,410
Fair value at December 31, 2025	$251,792

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,459 will be paid, which is the amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the year ended December 31, 2025, the Company received $1,099,605 in cash proceeds and repaid $71,861 of principal related to this note. During the year ended December 31, 2025, the Company capitalized $9,400 of loan costs and $261,642 of interest related to this note. As of December 31, 2025, the loan balance was $4,507,597, net of $64,123 of debt discount. As of December 31, 2024, the loan balance was $3,470,454, net of $73,522 of debt discount.

On April 27, 2023, the Acquisition (as defined in Note 11 below) closed, and the Company issued the Note (as defined in Note 11 below) to the Seller’s principal, Robert Breese. The Company entered into a Pledge and Security Agreement with Mr. Breese (the “Security Agreement”), and the parties agreed that the Acquisition would be considered effective as of May 1, 2023. The Note does not bear interest except upon default, and it is payable in 24 equal consecutive monthly installments of $8,333 beginning May 1, 2023, with the final payment due on April 1, 2025. Pursuant to the Security Agreement, the Company’s payment obligations under the Note are secured by a security interest in the Assets granted to Mr. Breese. The Company recorded $56,363 of loan cost as a debt discount and will be amortized over the life of the note. During the year ended December 31, 2025, the Company repaid $25,000 in principal and amortized $9,021 of debt discount related to this note. As of December 31, 2025, the loan balance was $0. As of December 31, 2024, the loan balance was $7,646, net of $9,021 of debt discount.

On March 27, 2025, the Company entered into a secured promissory note in the amount up of $1,500,000. The note is secured by the deed of trust on the property and bears interest at 8.5% and is due on March 27, 2032. On March 27, 2030, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on April 27, 2025, and continue on the same date of each succeeding calendar month through and including March 27, 2032. The Company recorded $76,990 of loan cost as a debt discount and will be amortized over the life of the note. During the year ended December 31, 2025, the Company received $1,400,199 in cash proceeds related to this note. During the year ended December 31, 2025, the Company capitalized $76,990 of loan costs and $84,480 of interest related to this note. As of December 31, 2025, the loan balance was $1,407,951, net of $69,238 of debt discount.

As of December 31, 2025, the secured notes payable balance was $5,915,548, consisting of long term notes payable of $5,915,148 and current portion of notes payable of $0. As of December 31, 2024, the secured notes payable balance was $3,478,100, consisting of long term notes payable of $3,461,433 and current portion of notes payable of $16,667.

NOTE 6 – ACCRUED EXPENSES

The Company had total accrued expenses of $506,539 and $351,850 as of December 31, 2025 and 2024, respectively. See breakdown below of accrued expenses as follows:

	December 31, 2025	December 31, 2024
Credit cards payable	$200,416	$96,420
Accrued interest	120,776	106,463
Other accrued expenses	185,347	148,967
Total accrued expenses	$506,539	$351,850

NOTE 7 – RELATED PARTY TRANSACTIONS

The majority stockholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $94,904 and $111,000 to M & M for the years ended December 31, 2025 and 2024, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock with $0.001 par values per share. There were 158,520,409 and 156,637,143 outstanding shares of common stock at December 31, 2025 and 2024, respectively. There were 2,000,000 outstanding shares of preferred stock as of December 31, 2025 and 2024, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

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

On December 19, 2025, the Company entered into an equity financing agreement (the “Equity Financing Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS will purchase up to $20,000,000 of Company common stock (the “Put Shares”) in tranches of up to $500,000, following an effective registration of the shares and subject to restrictions regarding the timing of each sale and total percentage stock ownership held by GHS. The purchase price for each tranche of Put Shares will be (i) prior to the Company listing its common stock on the Nasdaq Capital Market or another national exchange (the “Nasdaq Listing”), 80% of the lowest trading price during the 10-day period prior to each sale (the “Pricing Period”), or (ii) following the Nasdaq listing, 90% of the lowest volume-weighted average price during the Pricing Period subject to a $1.00 floor. Pursuant to the Equity Financing Agreement, the Company is also obligated to immediately issue an additional 1,156,738 shares of common stock to GHS as a commitment fee. The shares were valued at approximately $53,210 and were recorded as deferred financing costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. As of December 31, 2025, deferred financing costs totaled $53,210.

NOTE 9 – CUSTOMER CONCENTRATION

Concentration of revenue

During the years ended December 31, 2025 and 2024, there were no customers that exceeded 10% of our total gross revenues.

Concentration of accounts receivable

One customer accounted for 11% of accounts receivable as of December 31, 2025, and no customers accounted for 10% of accounts receivable as of December 31, 2024.

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

The Company leases approximately 18,000 square feet of space in Haltom City, Texas, pursuant to a month-to-month lease. This facility serves as our corporate headquarters, manufacturing facility and showroom. The lease is with M & M Real Estate, Inc. (“M & M”), a company owned solely by our majority stockholder and director of the Company.

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

NOTE 11 – INCOME TAXES

The components of income tax expense from continuing operations for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Current	$55,556	$85,686
Deferred	(10,544)	(20,228)
Total	$45,012	$65,458

The Company adopted ASC 2023-09 during the year ended December 31, 2025 prospectively. Our reconciliation between the expected federal income tax benefit computed by applying the U.S. federal statutory rate to our net income and the actual benefit for taxes on net income for 2025 and 2024 is as follows:

	Years Ended December 31,
	2025		2024
Expected federal income tax expense (benefit) at statutory rate	$113,040	21.0%	$81,582	21.0%
Permanent differences	(68,029)	(12.6)%	6,734	1.7%
Other	-	0.0%	(22,858)	(5.9)%
Total	$45,012	8.4%	$65,458	16.8%

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities as presented below:

	December 31, 2025	December 31, 2024
Deferred tax liabilities:
Depreciation of property and equipment	$13,229	$23,774
Total deferred tax liabilities	$13,229	$23,774

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

On March 27, 2026, the Company entered into a revolving credit agreement up to $500,000 with the Chief Executive Officer. The revolving credit line bears interest at 6.0% per annum, and all principal and accrued interest are secured by assets of the Company. As of the date of this filing, the Company has drawn $382,309 under the revolving credit agreement.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 an evaluation was carried out under the supervision of and with the participation of our management, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of December 31, 2025, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Name	Age	Position
Marc Johnson	56	Chief Executive Officer, and Chairman of the Board
Alex Archer	55	Chief Financial Officer

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

Our directors are elected at the annual meeting of the stockholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

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

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members. Each director of the Company serves for a term of one year or until a successor is elected at the Company’s annual stockholders meeting and is qualified, subject to removal by the Company’s stockholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the controlling stockholder. The Company has two directors, and a Chief Executive Officer and a Chief Financial Officer (roles previously filled by a single executive officer) reporting to the Board of Directors. Our structure provides the Company with multiple leaders who represent the Company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

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

ITEM 11. EXECUTIVE COMPENSATION

Our Board of Directors has not established a separate compensation committee. Instead, the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officer(s), decides on benefit plans, and considers other matters as may, from time to time, be referred to it. We do not currently have a Compensation Committee Charter. Our Board continues to emphasize the important link between our performance, which ultimately benefits all stockholders, and the compensation of our executives. Therefore, the primary goal of our executive compensation policy is to closely align the interests of the stockholders with the interests of the executive officer(s). In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in us.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Marc Johnson,	2025	$250,000	$-	$-	$-	$-	$-	$-	$250,000
CEO and Director (1)	2024	$250,000	$-	$-	$-	$-	$-	$-	$250,000

Alex Archer,	2025	$100,000	$15,000	$-	$-	$-	$-	$-	$115,000
CFO	2024	$100,000	$15,000	$-	$-	$-	$-	$-	$115,000

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

OUTSTANDING EQUITY AWARDS

As of December 31, 2025, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

STOCK OPTIONS

No grants of stock options or stock appreciation rights were made during the years ended December 31, 2025 and 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 20, 2026, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission.

Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 158,520,409 shares of our common stock issued and outstanding as of January 20, 2026. Unless otherwise indicated, the address of each officer and director listed below is c/o ADM Endeavors, Inc., 5941 Posey Lane, Haltom City, TX 76117.

		Number of
		Shares
	Name and Address of	Beneficially	Percent
Title of Class	Beneficial Owner	Owned (1)	of Class (2)
Common Stock	Marc Johnson (3)	69,392,143	43.8%
Common Stock	Alex Archer (4)	220,600	0.1%
Common Stock	All directors and named executive officers as a group (2 persons)	69,612,743	43.9%

Preferred Stock	Marc Johnson	2,000,000	100.0%
Preferred Stock	All directors and named executive officers as a group (4 persons)	2,000,000	100.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)	As of January 20, 2026, a total of 158,520,409 shares of the Company’s common stock and 2,000,000 shares of the Company’s preferred stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Consists of 47,160,000 shares of common stock held by Marc Johnson, our CEO and director, and 22,232,143 shares of common stock held in the name of M&M Real Estate, Inc. Marc Johnson has voting and dispositive power with respect to shares held in the name of M&M Real Estate, Inc., and is therefore deemed to beneficially own shares held in its name.

(4)	Chief Financial Officer.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Office Space

The majority voting stockholder, director and officer of the Company, Marc Johnson, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas, facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $94,904 and $111,000 to M & M for the years ended December 31, 2025 and 2024, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2025 and 2024 were $81,658 and $66,800, respectively. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

For the fiscal years ended December 31, 2025 and 2024, there were $10,000 and $4,300 billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 8, 2013)
10.1	Texas Commercial Lease between M&M Real Estate Inc. and Just Right Products Inc., dated January 1, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2022)
10.2	Construction Loan Agreement, dated as of October 25, 2022, by and among ADM Endeavors, Inc., Just Right Products, Inc., and CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
10.3	Promissory Note, dated as of October 25, 2022, by ADM Endeavors, Inc., and Just Right Products, Inc., in favor of CapTex Bank (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2022)
10.4	Asset Purchase Agreement, dated April 27, 2023, by Just Right Products, Inc., and Innovative Impressions, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.5	Promissory Note, dated April 27, 2023, by Just Right Products, Inc., in favor of Robert Breese (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.6	Pledge and Security Agreement, dated April 27, 2023, by Just Right Products, Inc., and Robert Breese (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.7	Independent Consulting Agreement, dated April 27, 2023, by Just Right Products, Inc., and Robert Breese (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2023)
10.8	Equity Financing Agreement, dated December 19, 2025, by and between ADM Endeavors, Inc. and GHS Investments LLC (incorporated by reference to our Current Report on Form 8-K, filed on December 23, 2025)
10.9	Registration Rights Agreement, dated December 19, 2025, by and between ADM Endeavors, Inc. and GHS Investments LLC (incorporated by reference to our Current Report on Form 8-K, filed on December 23, 2025)
31.1 (1)	Certification of Principal Executive Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	Inline XBRL Taxonomy Extension Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Filed herewith.

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

ADM ENDEAVORS, INC.

Date: March 31, 2026	By:	/s/ Marc Johnson
	Name:	Marc Johnson
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Marc Johnson	Director	March 31, 2026
Marc Johnson

