Form 10-Q
period 2026-03-31
ADM ENDEAVORS, INC.
filed 2026-05-15
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 158,520,409 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,	December 31,
	2026	2025

ASSETS
Current assets
Cash	$163,631	$358,955
Accounts receivable, net	282,245	405,373
Other receivable, related party	17,002	12,442
Inventory	512,282	537,942
Prepaid expenses and other current assets	153,654	167,713
Total current assets	1,128,814	1,482,425

Noncurrent assets
Property and equipment, net	8,977,205	8,658,148
Goodwill	688,778	688,778
Deferred financing costs	53,210	53,210
Total assets	$10,848,007	$10,882,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$97,955	$97,720
Accounts payable - related party	-	246,206
Accrued expenses	528,752	506,539
Accrued interest - related party	5,492	-
Income tax payable	146,336	146,336
Line of credit - related party	382,309	-
Convertible note payable	106,092	106,092
Derivative liabilities	204,428	251,792
Total current liabilities	1,471,364	1,354,685

Noncurrent liabilities
Deferred tax liability	13,230	13,230
Notes payable - secured, net of discount	5,896,389	5,915,548
Total noncurrent liabilities	5,909,619	5,928,778

Total liabilities	7,380,983	7,283,463

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of March 31, 2026 and December 31, 2025	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 158,520,409 shares issued and outstanding at March 31, 2026 and December 31, 2025	158,520	158,520
Additional paid-in capital	1,525,329	1,525,329
Retained earnings	1,781,175	1,913,249
Total stockholders’ equity	3,467,024	3,599,098
Total liabilities and stockholders’ equity	$10,848,007	$10,882,561

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025

Revenue
School uniform sales	$83,759	$108,250
Promotional sales	940,861	818,286
Total revenue	1,024,620	926,536

Operating expenses
Direct costs of revenue	785,523	724,314
General and administrative	383,315	343,371
Marketing and selling	13,306	10,433
Total operating expenses	1,182,144	1,078,118
Operating loss	(157,524)	(151,582)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	47,364	(3,339)
Other income	2,726	272,585
Interest expense	(24,640)	(14,209)
Total other income (expense)	25,450	255,037
Income (loss) before tax provision	(132,074)	103,455

Provision for income taxes	-	-

Net income (loss)	$(132,074)	$103,455

Net income (loss) per share - basic	$(0.00)	$0.00
Net income (loss) per share - diluted	$(0.00)	$0.00

Weighted average number of shares outstanding
basic	158,520,409	156,637,143
diluted	188,984,851	184,060,490

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2025	2,000,000	$2,000	158,520,409	$158,520	$1,525,329	$-	$1,913,249	$3,599,098
Net loss	-	-	-	-	-	-	(132,074)	(132,074)
Balance at March 31, 2026	2,000,000	$2,000	158,520,409	$158,520	1,525,329	$-	$1,781,175	$3,467,024

Balance at December 31, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,426,990	$3,048,837
Net income	-	-	-	-	-	-	103,455	103,455
Balance at March 31, 2025	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,530,445	$3,152,292

See accompanying notes to consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net income (loss)	$(132,074)	$103,455
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	25,514	27,271
Amortization of debt discount	-	9,021
Change in derivative liability	(47,364)	3,339
Gain on insurance claim	-	(264,514)
Changes in operating assets and liabilities:
Accounts receivable	123,128	4,897
Other receivable, related party	(4,560)	(2,957)
Inventory	25,660	(96,297)
Prepaid expenses and other assets	14,059	(27,675)
Accounts payable	235	(17,793)
Accounts payable - related party	(246,206)	(1,201)
Accrued expenses	34,522	(101,967)
Accrued interest - related party	5,492	-
Net cash used in operating activities	(201,594)	(364,421)

Cash flows from investing activities:
Purchase of property and equipment	(339,753)	(1,339,626)
Proceeds from insurance	-	374,930
Net cash used in investing activities	(339,753)	(964,696)

Cash flows from financing activities:
Repayments on notes payable	(23,977)	(16,667)
Proceeds from line of credit - related party	370,000	-
Proceeds from note payable	-	1,205,456
Net cash provided by financing activities	346,023	1,188,789

Net change in cash	(195,324)	(140,328)

Cash at beginning of period	358,955	412,449

Cash at end of period	$163,631	$272,121
Supplemental disclosure of cash flow information:

Cash paid for interest	$87,138	$30,009

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$4,818	$2,428
Expenses paid on behalf of the Company	$12,309	$-

See accompanying notes to consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2026

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

As of March 31, 2026, the Company had a working capital deficit of $342,550, and for the three months ended March 31, 2026, a net loss of $132,074 and cash used in operating activities of $201,594. The Company expects to continue to invest a significant amount of capital to complete the construction of a new retail facility and to obtain additional financing through lines of credit and equity issuances, or the possible sale of unused land. Even if the Company returns to profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, or if, it will return to profitable. There can be no assurance that the opening of the new retail facility or the Company’s access to financing will result in increased sales or a return to profitability.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited consolidated financial statements of the Company for the three month periods ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at March 31, 2026. All significant intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. During the three months ended March 31, 2026 and 2025, the Company issued no shares related to stock compensation, respectively, with no vesting period.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2026, and December 31, 2025, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at March 31, 2026, was $0. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance as of March 31, 2026 and December 31, 2025.

Inventory

Inventory is valued at the lower of cost or net realizable value. During the three months ended March 31, 2026 and 2025, cost was determined using a FIFO. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $512,282 and $537,942 as of March 31, 2026, and December 31, 2025, respectively.

Two vendors accounted for approximately 100% of inventory purchases during the three months ended March 31, 2026. Two vendors accounted for approximately 87% of inventory purchases during the three months ended March 31, 2025.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at March 31, 2026, and December 31, 2025.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2026 or 2025 as a result of our qualitative assessments over our single reporting segment.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2026 and December 31, 2025.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(132,074)	$103,455
Denominator:
Weighted average common shares outstanding	158,520,409	156,637,143

Basic earnings per common share	$(0.00)	$0.00
Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(132,074)	$103,455
Derivative (gain) loss associated with convertible debt	(47,364)	3,339
Add convertible debt interest	2,325	2,325
Net income available to common shareholders	$(177,113)	$109,119
Denominator:
Weighted average common shares outstanding	158,520,409	156,637,143
Preferred shares	20,000,000	20,000,000
Convertible debt	10,464,442	7,423,347
Adjusted weighted average common shares outstanding	188,984,851	184,060,490

Diluted earnings (loss) per common share	$(0.00)	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2026, and December 31, 2025. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2026 and 2025.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of March 31, 2026, and December 31, 2025.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 15, 2026, there were no pending or threatened lawsuits.

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

During the three months ended March 31, 2026 and 2025, the Company paid $7,302 and $7,108, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each year from October 1 through September 30.

During the three months ended March 31, 2026 and 2025, the Company paid $0 for the uniform supply agreement.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment and finance lease right of use assets, stated at cost, less accumulated depreciation at March 31, 2026, and December 31, 2025, consisted of the following:

	March 31, 2026	December 31, 2025
Land	$970,455	$970,455
Equipment	896,509	856,509
Autos and trucks	34,680	34,680
Construction in process	7,682,132	7,377,561

Less: accumulated depreciation	(606,571)	(581,057)
Property and equipment, net	$8,977,205	$8,658,148

Depreciation expense for the three months ended March 31, 2026, and 2025, was $25,514 and $27,271, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE AND NOTES PAYABLE

Convertible Note Payable

On April 1, 2018, the Company assumed a convertible promissory note in connection with the reverse acquisition. The Company received total funding of $106,092 as of December 31, 2018. The note had fees of $53,046 which were recorded as a discount to the convertible promissory note and are being amortized over the life of the loan using the effective interest method. The maturity of the note is March 5, 2023. On March 5, 2023, the note was extended to September 5, 2023, and since then has been continuously extended. Subsequent to December 31, 2025, the note was extended to October 31, 2026.

The note is convertible into common stock at a price of 35% of the lowest three trading prices during the ten days prior to conversion or 35% of an estimated fair value if not traded. As of March 31, 2026 and December 31, 2025, the convertible debt was convertible into 21,430,446 and 7,381,169 common shares, respectively.

As of March 31, 2026 and December 31, 2025, the note balance was $106,092 with accrued interest of $111,177 and $108,852, respectively.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2026, and December 31, 2025:

				Fair value at
	Level 1	Level 2	Level 3	March 31, 2026
Liabilities:
Derivative liabilities	$-	$-	$204,428	$204,428

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2025
Liabilities:
Derivative liabilities	$-	$-	$251,792	$251,792

As of March 31, 2026 and December 31, 2025, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 110% and 102%, exercise price of $0.0101 and $0.0144, and risk-free rate of 3.72% and 3.59%, respectively. Included in Derivative Loss in the accompanying consolidated statements of operations is expense arising from the gain on change in fair value of the derivatives of $47,364 and loss on change in fair value of $3,339 during the three months ended March 31, 2026 and 2025, respectively.

Fair value at December 31, 2025	$251,792
Gain on change in fair value of derivative liabilities	(47,364)
Fair value at March 31, 2026	$204,428

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,459 will be paid, which is the amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the three months ended March 31, 2026, the Company repaid $13,800 of principal related to this note. During the three months ended March 31, 2026, the Company capitalized $2,318 of loan costs and $65,576 of interest related to this note. As of March 31, 2026, the loan balance was $4,496,114, net of $61,805 of debt discount. As of December 31, 2025, the loan balance was $4,507,597, net of $64,123 of debt discount.

On March 27, 2025, the Company entered into a secured promissory note in the amount up of $1,500,000. The note is secured by the deed of trust on the property and bears interest at 8.5% and is due on March 27, 2032. On March 27, 2030, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on April 27, 2025, and continue on the same date of each succeeding calendar month through and including March 27, 2032. The Company recorded $76,990 of loan cost as a debt discount and will be amortized over the life of the note. During the three months ended March 31, 2026, the Company repaid $10,177 of principal related to this note. During the three months ended March 31, 2026, the Company capitalized $2,500 of loan costs and $21,562 of interest related to this note. As of March 31, 2026, the loan balance was $1,400,275, net of $66,738 of debt discount. As of December 31, 2025, the loan balance was $1,407,951, net of $69,238 of debt discount.

As of March 31, 2026, the secured notes payable balance was $5,896,389, consisting of long term notes payable of $5,896,389 and current portion of notes payable of $0. As of December 31, 2025, the secured notes payable balance was $5,915,548, consisting of long term notes payable of $5,915,148 and current portion of notes payable of $0.

NOTE 7 – ACCRUED EXPENSES

The Company had total accrued expenses of $528,752 and $506,539 as of March 31, 2026, and December 31, 2025, respectively. See breakdown below of accrued expenses:

	March 31, 2026	December 31, 2025
Credit cards payable	$297,108	$200,416
Accrued interest	123,101	120,776
Other accrued expenses	108,543	185,347
Total accrued expenses	$528,752	$506,539

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $22,024 and $ 22,678 to M & M for the three months ended March 31, 2026, and 2025, respectively.

On March 27, 2026, the Company entered into a revolving credit agreement up to $500,000 with the Chief Executive Officer. The revolving credit line bears interest at 6.0% per annum, and all principal and accrued interest are secured by assets of the Company. During the three months ended March 31, 2026, the Company received $370,000 in cash proceeds and $12,309 of non-cash proceeds from this revolving credit agreement. As of March 31, 2026, the balance on the revolving credit line was $382,309, with accrued interest of $5,492.

NOTE 9 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 158,520,409 outstanding shares of common stock at March 31, 2026, and December 31, 2025, respectively. There were 2,000,000 outstanding shares of preferred stock as of March 31, 2026, and December 31, 2025, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On December 19, 2025, the Company entered into an equity financing agreement (the “Equity Financing Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS will purchase up to $20,000,000 of Company common stock (the “Put Shares”) in tranches of up to $500,000, following an effective registration of the shares and subject to restrictions regarding the timing of each sale and total percentage stock ownership held by GHS. The purchase price for each tranche of Put Shares will be (i) prior to the Company listing its common stock on the Nasdaq Capital Market or another national exchange (the “Nasdaq Listing”), 80% of the lowest trading price during the 10-day period prior to each sale (the “Pricing Period”), or (ii) following the Nasdaq listing, 90% of the lowest volume-weighted average price during the Pricing Period subject to a $1.00 floor. Pursuant to the Equity Financing Agreement, the Company is also obligated to immediately issue an additional 1,156,738 shares of common stock to GHS as a commitment fee. The shares were valued at approximately $53,210 and were recorded as deferred financing costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. As of March 31, 2026 and December 31, 2025, deferred financing costs totaled $53,210.

NOTE 10 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the three months ended March 31, 2026 and 2025, no customer made up over 10% of revenues.

Concentration of accounts receivable

One customer accounted for 21% or more of accounts receivable as of March 31, 2026 and one customer accounted for 11% of accounts receivable as of December 31, 2025.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

For the Three Months Ended March 31, 2026 and 2025

Revenues

Our revenue was $1,024,620 for the three months ended March 31, 2026, compared to $926,732 for the three months ended March 31, 2025, resulting in an increase of $98,084, or 10.6%, between the periods. The increase was primarily due to a 27% increase in Q1 embroidery sales revenue.

Operating Expenses

Direct costs of revenues were $785,523 and $724,314 for the three months ended March 31, 2026, and 2025, respectively, resulting in an increase of $61,209, or 8.45%, between the periods. Direct costs increased due to increase in sales and tariffs fees. The gross margin increased from 21.8% during the three months ended March 31, 2025, to 23.3% during the three months ended March 31, 2026.

General and administrative expenses were $383,315 for the three months ended March 31, 2026, compared to $343,371for the same period in 2025, resulting in an increase of $39,944, or 11.6%, between the periods. General and administrative expenses increased due to the expense of moving from our old facility to our new fully completed 100,000 square foot manufacturing facility.

Marketing and selling expenses were $13,306 for the three months ended March 31, 2026, compared to $10,433 for the same period in 2025. The increase in marketing and selling expenses was directly tied to our continued investment in our online visibility and required updates to our web assets linked to our new facility.

Other income was $25,450 for the three months ended March 31, 2026, compared to other income of $255,037 for the same period in 2025. The change in 2026 other expense was primarily due to $264,514 net proceeds from an insurance claim in 2025 which was offset by the change in fair value of derivative liabilities of $50,703.

Net loss was $132,074 for the three months ended March 31, 2026, compared to net income of $103,455 for the three months ended March 31, 2025, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended March 31, 2026, compared to the three months ended March 31, 2025

We had cash used in operations of $201,594 for the three months ended March 31, 2026, compared to cash provided by operations of $364,421 for the three months ended March 31, 2025. The decrease in positive cash flow from operating activities for the three months ended March 31, 2026, was primarily attributable to the change in derivative liability, gain on insurance claim, and changes to operating assets and liabilities.

We had cash used in investing activities of $339,753 for the three months ended March 31, 2026, and $964,696 for the three months ended March 31, 2025. The change in cash flow from investing activities for the three months ended March 31, 2026 was mainly attributable to a decrease in the purchase of property and equipment and the decrease in proceeds from insurance.

We had cash provided by financing activities of $346,023 for the three months ended March 31, 2026, compared to cash provided by financing activities of $1,188,789 for the same period in 2025. Cash used in financing activities consisted of proceeds from line of credit – related party offset by repayments on notes payable.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K as filed on March 31, 2026, for a discussion of our critical accounting policies and estimates.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, have been evaluated, and based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2026.

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

ADM ENDEAVORS, INC.

Dated: May 15, 2026		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer

Dated: May 15, 2026		/s/ Alex Archer
	By:	Alex Archer
	Its:	Chief Financial Officer

