Form 10-Q
period 2026-06-30
ADM ENDEAVORS, INC.
filed 2026-08-14
CIK 1588014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 158,520,409 shares of the registrant’s $0.001 par value common stock issued, issuable, and outstanding.

ADM ENDEAVORS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30,	December 31,
	2026	2025

ASSETS
Current assets
Cash	$278,383	$358,955
Accounts receivable, net	435,132	405,373
Other receivable, related party	6,298	12,442
Inventory	648,152	537,942
Prepaid expenses and other current assets	106,402	167,713
Total current assets	1,474,367	1,482,425

Noncurrent assets
Property and equipment, net	9,127,419	8,658,148
Goodwill	688,778	688,778
Deferred financing costs	73,210	53,210
Total assets	$11,363,774	$10,882,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$167,862	$97,720
Accounts payable - related party	-	246,206
Accrued expenses	519,886	506,539
Accrued interest - related party	12,924	-
Income tax payable	146,336	146,336
Lines of credit - related party	592,309	-
Convertible note payable	214,273	106,092
Derivative liabilities	290,849	251,792
Total current liabilities	1,944,439	1,354,685

Noncurrent liabilities
Deferred tax liability	13,230	13,230
Notes payable - secured, net of discount	5,877,020	5,915,548
Total noncurrent liabilities	5,890,250	5,928,778

Total liabilities	7,834,689	7,283,463

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 80,000,000 shares authorized, 2,000,000 shares outstanding as of June 30, 2026 and December 31, 2025	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized, 158,520,409 shares issued and outstanding at June 30, 2026 and December 31, 2025	158,520	158,520
Additional paid-in capital	1,525,329	1,525,329
Retained earnings	1,843,236	1,913,249
Total stockholders’ equity	3,529,085	3,599,098
Total liabilities and stockholders’ equity	$11,363,774	$10,882,561

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenue
School uniform sales	$99,348	$164,402	$183,107	$272,652
Promotional sales	1,208,576	1,009,425	2,149,437	1,827,711
Total revenue	1,307,924	1,173,827	2,332,544	2,100,363

Operating expenses
Direct costs of revenue	859,960	799,484	1,645,483	1,523,798
General and administrative	398,792	427,538	782,107	770,909
Marketing and selling	10,070	6,706	23,376	17,139
Total operating expenses	1,268,822	1,233,728	2,450,966	2,311,846
Operating income (loss)	39,102	(59,901)	(118,422)	(211,483)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	31,207	(10,344)	78,571	(13,683)
Other income	6,130	5,680	8,856	278,265
Interest expense	(14,378)	(4,545)	(39,018)	(18,754)
Total other income (expense)	22,959	(9,209)	48,409	245,828
Income (loss) before tax provision	62,061	(69,110)	(70,013)	34,345

Provision for income taxes	-	-	-	-

Net income (loss)	$62,061	$(69,110)	$(70,013)	$34,345

Net income (loss) per share - basic	$0.00	$(0.00)	$(0.00)	$0.00
Net income (loss) per share - diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding
basic	158,520,409	156,900,609	158,520,409	156,769,604
diluted	195,526,160	156,900,609	195,526,160	156,769,604

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Stock	Retained
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Total

Balance at December 31, 2025	2,000,000	$2,000	158,520,409	$158,520	$1,525,329	$-	$1,913,249	$3,599,098
Net loss	-	-	-	-	-	-	(132,074)	(132,074)
Balance at March 31, 2026	2,000,000	2,000	158,520,409	158,520	1,525,329	-	1,781,175	3,467,024
Net income	-	-	-	-	-	-	62,061	62,061
Balance at June 30, 2026	2,000,000	$2,000	158,520,409	$158,520	$1,525,329	$-	$1,843,236	$3,529,085

Balance at December 31, 2024	2,000,000	$2,000	156,637,143	$156,637	$1,447,222	$15,988	$1,426,990	$3,048,837
Net income	-	-	-	-	-	-	103,455	103,455
Balance at March 31, 2025	2,000,000	2,000	156,637,143	156,637	1,447,222	15,988	1,530,445	3,152,292
Stock-based compensation	-	-	726,528	727	26,053	(15,988)	-	10,792
Net loss	-	-	-	-	-	-	(69,110)	(69,110)
Balance at June 30, 2025	2,000,000	$2,000	157,363,671	$157,364	$1,473,275	$-	$1,461,335	$3,093,974

See accompanying notes to unaudited consolidated financial statements.

ADM Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net income (loss)	$(70,013)	$34,345
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Bad debt expense	114	-
Stock-based compensation	-	10,792
Depreciation and amortization	44,786	53,615
Amortization of debt discount	5,809	9,021
Change in derivative liability	(78,571)	13,683
Loss on disposal of fixed assets	34,053	-
Gain on insurance claim	-	(264,514)
Changes in operating assets and liabilities:
Accounts receivable	(29,873)	(9,601)
Other receivable, related party	6,144	34,992
Inventory	(110,210)	(217,491)
Prepaid expenses and other assets	61,311	(30,694)
Accounts payable	70,142	2,757
Accounts payable - related party	(246,206)	(1,201)
Accrued expenses	25,656	(5,965)
Accrued interest - related party	12,924	-
Net cash used in operating activities	(273,934)	(370,261)

Cash flows from investing activities:
Purchase of property and equipment	(538,420)	(2,718,841)
Proceeds from insurance	-	374,930
Net cash used in investing activities	(538,420)	(2,343,911)

Cash flows from financing activities:
Repayments on notes payable	(48,218)	(25,350)
Proceeds from line of credit - related party	580,000	-
Proceeds from convertible note payable	200,000	-
Proceeds from note payable	-	2,455,749
Net cash provided by financing activities	731,782	2,430,399

Net change in cash	(80,572)	(283,773)

Cash at beginning of period	358,955	412,449

Cash at end of period	$278,383	$128,676
Supplemental disclosure of cash flow information:

Cash paid for interest	$188,156	$30,009

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Capitalized loan costs	$9,690	$7,301
Deferred financing costs	$20,000	$7,301
Expenses paid on behalf of the Company	$12,309	$-
Debt discount created by derivative liability	$117,628	$-

See accompanying notes to unaudited consolidated financial statements.

ADM ENDEAVORS, INC. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2026

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

As of June 30, 2026, the Company had a working capital deficit of $470,072, and for the six months ended June 30, 2026, a net loss of $70,013 and cash used in operating activities of $273,934. The Company expects to continue to invest a significant amount of capital to complete the construction of a new retail facility and to obtain additional financing through lines of credit and equity issuances, or the possible sale of unused land. Even if the Company returns to profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company cannot predict when, or if, it will return to profitable. There can be no assurance that the opening of the new retail facility or the Company’s access to financing will result in increased sales or a return to profitability.

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

The unaudited consolidated financial statements of the Company for the three and six month periods ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, JRP, at June 30, 2026. All significant intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. During the six months ended June 30, 2026 and 2025, the Company issued no shares related to stock compensation, respectively, with no vesting period.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2026, and December 31, 2025, the Company had no cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2026, was $24,417. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Allowance for Credit Losses

The Company establishes an allowance for credit losses to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no allowance as of June 30, 2026 and December 31, 2025.

Inventory

Inventory is valued at the lower of cost or net realizable value. During the six months ended June 30, 2026 and 2025, cost was determined using a FIFO. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $648,152 and $537,942 as of June 30, 2026, and December 31, 2025, respectively.

One vendors accounted for approximately 72% of inventory purchases during the six months ended June 30, 2026. Three vendors accounted for approximately 80% of inventory purchases during the six months ended June 30, 2025.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at June 30, 2026, and December 31, 2025.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2026 and December 31, 2025.

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

During the three and six months ended June 30, 2026, the impact of 9,021,429 shares issuable from convertible notes 20,000,000 shares issuable from preferred stock were considered for their dilutive effects. During the three and six months ended June 30, 2025, the impact of 7,286,538 shares issuable from convertible notes 20,000,000 shares issuable from preferred stock were excluded from the calculation as their impact would be anti-dilutive.

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic earnings per common share
Numerator:
Net income (loss) available to common shareholders	$62,061	$(69,110)	$(70,013)	$34,345
Denominator:
Weighted average common shares outstanding	158,520,409	156,900,609	158,520,409	156,769,604

Basic earnings (loss) per common share	$0.00	$(0.00)	$(0.00)	$0.00

Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$62,061	$(69,110)	$(70,013)	$34,345
Derivative (gain) loss associated with convertible debt	(31,207)	10,344	(78,571)	13,683
Add convertible debt interest	8,215	2,325	10,540	4,650
Net income (loss) available to common shareholders	$39,069	$(56,441)	$(138,044)	$52,678
Denominator:
Weighted average common shares outstanding	158,520,409	156,900,609	158,520,409	156,769,604
Preferred shares	20,000,000	-	20,000,000	-
Convertible debt	17,005,751	-	17,005,751	-
Adjusted weighted average common shares outstanding	195,526,160	156,900,609	195,526,160	156,769,604
Diluted earnings (loss) per common share	$0.00	$(0.00)	$(0.00)	$0.00

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2026, and December 31, 2025. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three and six months ended June 30, 2026 and 2025.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of June 30, 2026, and December 31, 2025.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 14, 2026, there were no pending or threatened lawsuits.

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

During the six months ended June 30 2026 and 2025, the Company paid $10,866 and $11,808, respectively, for the franchise agreement.

Uniform Supply Agreement

The Company has an agreement to be the exclusive provider of school uniforms and logos for a charter school. The Company is obligated to provide a 3% donation to the charter school for each school year. The agreement is for each year from October 1 through September 30.

During the six months ended June 30, 2026 and 2025, the Company paid $0  for the uniform supply agreement.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment and finance lease right of use assets, stated at cost, less accumulated depreciation at June 30, 2026, and December 31, 2025, consisted of the following:

	June 30, 2026	December 31, 2025
Land	$970,455	$970,455
Equipment	854,655	856,509
Autos and trucks	34,680	34,680
Construction in process	7,869,148	7,377,561

Less: accumulated depreciation	(601,519)	(581,057)
Property and equipment, net	$9,127,419	$8,658,148

Depreciation expense for the six months ended June 30, 2026, and 2025, was $44,786 and $53,615, respectively.

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

On June 22, 2026, the Company entered a convertible promissory note with Womack Capital Partners, in the aggregate principal amount of $220,000. The note bears interest at 1.5% per month, with an origination fee of $20,000, which was recorded to deferred financing costs and will be amortized over the life of the note. The note matures on December 2, 2026, and is convertible after 90 days into shares of the Company’s common stock. The conversion price per share shall be equal to the average closing price of the Company common stock during the five lowest priced closing values with the ninety day calendar day period immediately preceding the date on which the conversion is requested, multiplied by a premium of 15%.The conversion price share be subject to the following floor and ceiling: (i) floor – the conversion price shall not be less than $0.017 per share, resulting in a minimum conversion price of $0.02 per share (ii) ceiling – the conversion price shall not exceed $0.087 per share, resulting in a maximum conversion price of $0.10 per share. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $117,628 which was recorded as a discount on the convertible notes payable. As of June 30, 2026, the convertible debt balance was $108,181, net of unamortized discount of $111,819 was $200,000.

As of June 30, 2026 and December 31, 2025, the convertible note balance was $214,273 and $106,092, with accrued interest of $113,503 and $108,852, respectively. As of June 30, 2026 and December 31, 2025, the convertible debt was convertible into 17,005,751 and 7,381,169 common shares, respectively.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the notes payable value recognized as additional interest expense at the issuance date.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2026, and December 31, 2025:

				Fair value at
	Level 1	Level 2	Level 3	June 30, 2026
Liabilities:
Derivative liabilities	$-	$-	$290,849	$290,849

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2025
Liabilities:
Derivative liabilities	$-	$-	$251,792	$251,792

As of June 30, 2026 and December 31, 2025, the derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debt and the following assumptions: volatility of 130% and 102%, exercise price of $0.0118 - $0.0276 and $0.0144, and risk-free rate of 4.01% and 3.59%, respectively. Included in Derivative Loss in the accompanying consolidated statements of operations is expense arising from the gain on change in fair value of the derivatives of $78,571 and loss on change in fair value of $13,683 during the six months ended June 30, 2026 and 2025, respectively.

Fair value at December 31, 2025	$251,792
Fair value on the date of issuance recorded as a debt discount	117,628
Gain on change in fair value of derivative liabilities	(78,571)
Fair value at June 30, 2026	$290,849

Notes Payable

On October 25, 2022, the Company entered into a secured promissory note in the amount up of $4,618,960. The note is secured by the deed of trust on the property and bears interest at 5.5% and is due on October 25, 2032. On October 25, 2027, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on November 25, 2022, and continue on the same date of each succeeding calendar month through and including April 25, 2024. Thereafter, monthly principal and interest (“Payments”) in the amount of $26,459 will be paid, which is the amount necessary to amortize the stated principal balance. The Company recorded $94,072 of loan cost as a debt discount and will be amortized over the life of the note. During the six months ended June 30, 2026, the Company repaid $32,523 of principal related to this note. During the six months ended June 30, 2026, the Company capitalized $4,661 of loan costs and $126,771 of interest related to this note. As of June 30, 2026, the loan balance was $4,479,735, net of $59,462 of debt discount. As of December 31, 2025, the loan balance was $4,507,597, net of $64,123 of debt discount.

On March 27, 2025, the Company entered into a secured promissory note in the amount up of $1,500,000. The note is secured by the deed of trust on the property and bears interest at 8.5% and is due on March 27, 2032. On March 27, 2030, the rate shall be adjusted to the daily rate reported in the Credit Markets section (or similar section) of The Wall Street Journal as the U.S. “Prime Rate” (“Index”), as announced from time to time, without notice to Maker, plus one percent (1.00%) (the sum being the “Adjusted Rate”); provided that in no event shall the Rate or Adjusted Rate exceed the lesser of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Monthly payments of accrued and unpaid interest shall commence on April 27, 2025, and continue on the same date of each succeeding calendar month through and including March 27, 2032. The Company recorded $76,990 of loan cost as a debt discount and will be amortized over the life of the note. During the six months ended June 30, 2026, the Company repaid $15,694 of principal related to this note. During the six months ended June 30, 2026, the Company capitalized $5,029 of loan costs and $61,385 of interest related to this note. As of June 30, 2026, the loan balance was $1,397,285, net of $64,209 of debt discount. As of December 31, 2025, the loan balance was $1,407,951, net of $69,238 of debt discount.

As of June 30, 2026, the secured notes payable balance was $5,877,020, consisting of long term notes payable of $5,877,020 and current portion of notes payable of $0. As of December 31, 2025, the secured notes payable balance was $5,915,548, consisting of long term notes payable of $5,915,148 and current portion of notes payable of $0.

NOTE 7 – ACCRUED EXPENSES

The Company had total accrued expenses of $519,886 and $506,539 as of June 30, 2026, and December 31, 2025, respectively. See breakdown below of accrued expenses:

	June 30, 2026	December 31, 2025
Credit cards payable	$270,826	$200,416
Accrued interest	124,237	120,776
Other accrued expenses	124,823	185,347
Total accrued expenses	$519,886	$506,539

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder, director and officer, is the owner of M & M Real Estate, Inc. (“M & M”). M & M leases the Haltom City, Texas facility to the Company. The monthly lease payment, under a month-to-month lease, is currently $6,500. The Company incurred lease expense, including equipment rental expense of $44,065 and $49,930 to M & M for the six months ended June 30, 2026, and 2025, respectively.

On March 27, 2026, the Company entered into a revolving credit agreement up to $500,000 with the Chief Executive Officer. The revolving credit line is due on demand, bears interest at 6.0% per annum, and all principal and accrued interest are secured by assets of the Company. During the six months ended June 30, 2026, the Company received $440,000 in cash proceeds and $12,309 of non-cash proceeds from this revolving credit agreement. As of June 30, 2026, the balance on the revolving credit line was $452,309, with accrued interest of $12,247.

On June 1, 2026, the Company entered into a revolving credit agreement up to $140,000 with the Chief Executive Officer. The revolving credit line is due on demand, bears interest at 6.0% per annum, and all principal and accrued interest are secured by assets of the Company. During the six months ended June 30, 2026, the Company received $140,000 in cash proceeds from this revolving credit agreement. As of June 30, 2026, the balance on the revolving credit line was $140,000, with accrued interest of $677.

NOTE 9 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock and 80,000,000 shares of preferred stock, $0.001 par value per share. There were 158,520,409 outstanding shares of common stock at June 30, 2026, and December 31, 2025, respectively. There were 2,000,000 outstanding shares of preferred stock as of June 30, 2026, and December 31, 2025, respectively. Each share of preferred stock has 100 votes per share and is convertible into 10 shares of common stock. The preferred stock pays dividends equal with common stock and has preferential liquidation rights to common stockholders.

On December 19, 2025, the Company entered into an equity financing agreement (the “Equity Financing Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS will purchase up to $20,000,000 of Company common stock (the “Put Shares”) in tranches of up to $500,000, following an effective registration of the shares and subject to restrictions regarding the timing of each sale and total percentage stock ownership held by GHS. The purchase price for each tranche of Put Shares will be (i) prior to the Company listing its common stock on the Nasdaq Capital Market or another national exchange (the “Nasdaq Listing”), 80% of the lowest trading price during the 10-day period prior to each sale (the “Pricing Period”), or (ii) following the Nasdaq listing, 90% of the lowest volume-weighted average price during the Pricing Period subject to a $1.00 floor. Pursuant to the Equity Financing Agreement, the Company is also obligated to immediately issue an additional 1,156,738 shares of common stock to GHS as a commitment fee. The shares were valued at approximately $53,210 and were recorded as deferred financing costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. As of June 30, 2026 and December 31, 2025, deferred financing costs totaled $53,210.

NOTE 10 – CONCENTRATION OF CUSTOMERS

Concentration of Revenue

For the six months ended June 30, 2026 and 2025, no customer made up over 10% of revenues.

Concentration of accounts receivable

One customer accounted for 10% or more of accounts receivable as of June 30, 2026 and one customer accounted for 11% of accounts receivable as of December 31, 2025.

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

For the Three Months Ended June 30, 2026 and 2025

Revenues

Our revenue was $1,307,924 for the three months ended June 30, 2026, compared to $1,173,827 for the three months ended June 30, 2025, resulting in an increase of $134,097, or 11.4%, between the periods. The increase was due to new customer sales. This is a direct result of our new location’s increased exposure and expanded capacity. As construction on our new retail facility nears completion, we expect this trend to continue.

Operating Expenses

Direct costs of revenues were $859,960 and $799,484 for the three months ended June 30, 2026, and 2025, respectively, resulting in an increase of $60,476, or 7.6%, between the periods. The increase in direct costs of revenue is a normal biproduct of our increased revenue in the most recent comparative period.

General and administrative expenses were $398,792 for the three months ended June 30, 2026, compared to $427,538 for the same period in 2025, resulting in a decrease of $28,746, or 6.7%, between the periods. The decrease was due to the consolidation of our operations into our new location and operational efficiencies and costs savings resulting from that consolidation.

Marketing and selling expenses were $10,070 for the three months ended June 30, 2026, compared to $6,706 for the same period in 2025. The increase in marketing and selling expenses was tied to our continued investment in our online visibility and required updates to our web assets linked to our new facility.

Other income was $22,959 for the three months ended June 30, 2026, compared to other expense of $9,209 for the same period in 2025. This change was primarily due to the gain on change in fair value of derivative liabilities during the three months ended June 30, 2026.

Net income was $62,061 for the three months ended June 30, 2026, compared to net loss of $69,110 for the three months ended June 30, 2025, for the reasons stated above.

For the Six Months Ended June 30, 2026 and 2025

Revenues

Our revenue was $2,332,544 for the six months ended June 30, 2026, compared to $ 2,100,363 for the six months ended June 30, 2025, resulting in an increase of $232,181, or 11.1%, between the periods. The increase was due to new customer sales. This is a direct result of our new location’s increased exposure and expanded capacity. As construction on our new retail facility nears completion, we expect this trend to continue.

Operating Expenses

Direct costs of revenues were $1,645,483 and $ 1,523,798 for the six months ended June 30, 2026, and 2025, respectively, resulting in an increase of $121,685, or 8.0%, between the periods. The increase in direct costs of revenue is a normal biproduct of our increased revenue in the most recent comparative period.

General and administrative expenses were $782,107 for the six months ended June 30, 2026, compared to $770,909 for the same period in 2025, resulting in an increase of $11,198, or 1.5%, between the periods. General and administrative expenses increased due to the expense of moving from our old facility to our new fully completed 100,000 square foot manufacturing facility.

Marketing and selling expenses were $23,376 for the six months ended June 30, 2026, compared to $17,139 for the same period in 2025. The increase in marketing and selling expenses was tied to our continued investment in our online visibility and required updates to our web assets linked to our new facility.

Other income was $48,409 for the six months ended June 30, 2026, compared to other income of $245,828 for the same period in 2025. The decrease was primarily due to $264,514 in net proceeds from an insurance claim in 2025.

Net loss was $70,013 for the six months ended June 30, 2026, compared to net income of $34,345 for the six months ended June 30, 2025, for the reasons stated above.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2026, compared to the six months ended June 30, 2025

We had cash used in operations of $273,934 for the six months ended June 30, 2026, compared to $370,261 for the six months ended June 30, 2025. The change in cash flow from operating activities for the six months ended June 30, 2026, was primarily attributable to the net loss for the period, the change in derivative liability, gain on insurance claim, and changes to operating assets and liabilities.

We had cash used in investing activities of $538,420 for the six months ended June 30, 2026, and $2,343,911 for the six months ended June 30, 2025. The change in cash flow from investing activities for the six months ended June 30, 2026 was mainly attributable to a decrease in the purchase of property and equipment and the decrease in proceeds from insurance.

We had cash provided by financing activities of $731,782 for the six months ended June 30, 2026, compared to cash provided by financing activities of $2,430,399 for the same period in 2025. Cash used in financing activities consisted of proceeds from line of credit – related party and proceeds from a convertible note payable offset by repayments on notes payable.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, have been evaluated, and based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2026, except that Alex Archer resigned as our CFO, and Calvin Tsang was appointed as our CFO, on or about June 15, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On or about June 15, 2026, Alex Archer resigned as our CFO, and Calvin Tsang was appointed as our CFO. Mr. Archer’s resignation was not as a result of any dispute with the Company, and instead facilitated the appointment of Mr. Tsang as our full-time CFO. Mr. Tsang, age 62, is an experienced financial professional who was employed by Newkirk Logistics Inc. from October of 2021 through June of 2026 as a Director of Accounting. In connection with Mr. Tsang’s appointment, our subsidiary, Just Right Products, Inc. d/b/a FW Promo, entered into an employment agreement with Mr. Tsang, dated June 15, 2026, providing that Mr. Tsang will be paid $120,000 per year, will receive two weeks paid vacation per year, and will be reimbursed for reasonable and necessary business expenses incurred while performing his duties. The foregoing description of the employment agreement is qualified in its entirety by reference to the employment agreement, a copy of which is filed as Exhibit 10.10 hereto and incorporated by reference herein.

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

10.9	Registration Rights Agreement, dated December 19, 2025, by and between ADM Endeavors, Inc. and GHS Investments LLC (incorporated by reference to our Current Report on Form 8-K, filed on December 23, 2025)
10.10 (1)	Employment Agreement, dated June 15, 2026, by and between FW Promo and Calvin Tsang
31.1	Certification of Principal Executive Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer of ADM Endeavors, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2	Certification of Principal Accounting Officer of ADM Endeavors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (2)	Inline XBRL Taxonomy Extension Instance Document
101.SCH (2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 (2)	Cover Page Interactive Data file

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

ADM ENDEAVORS, INC.

Dated: August 14, 2026		/s/ Marc Johnson
	By:	Marc Johnson
	Its:	Chief Executive Officer

Dated: August 14, 2026		/s/ Calvin Tsang
	By:	Calvin Tsang
	Its:	Chief Financial Officer

